Form 10-Q
period 2010-09-30
Nuveen Diversified Commodity Fund
filed 2010-11-12
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-34879

Nuveen Diversified Commodity Fund

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2048014 (I.R.S. Employer Identification No.)

333 West Wacker Drive Chicago Illinois (Address of principal executive offices)	60606 (Zip Code)

(877) 827-5920
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2010, the registrant had 9,267,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Statement of Financial Condition at September 30, 2010 and December 31, 2009	3

	Schedule of Investments at September 30, 2010	4

	Statement of Operations for the three and nine months ended September 30, 2010 and 2009	5

	Statement of Changes in Shareholders' Capital for the nine months ended September 30, 2010 and year ended December 31, 2009	6

	Statement of Cash Flows for the nine months ended September 30, 2010 and 2009	7

	Notes to Financial Statements	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20-29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND
STATEMENT OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Short-term investments (cost $149,812,979)	$149,812,979	$—
Cash	204,151,305	—
Deferred offering costs	—	500,000
Receivable from Manager	—	456,000
Total assets	353,964,284	956,000
LIABILITIES
Payables:
Investments purchased	149,812,979	—
Offering costs	427,500	500,000
Organization expenses	—	456,000
Accrued expenses:
Management fees	6,991	—
Other	9,558	—
Total liabilities	150,257,028	956,000
SHAREHOLDERS' CAPITAL
Shares, no par value; unlimited number of shares authorized, 8,550,840 issued and outstanding at September 30, 2010 and 0 issued and outstanding at December 31, 2009	85,508	—
Paid-in surplus	203,638,297	—
Accumulated undistributed income (loss)	(16,549)	—
Total shareholders' capital	203,707,256	—
Total liabilities and shareholders' capital	$353,964,284	$956,000
Net assets	$203,707,256	$—
Shares outstanding	8,550,840	—
Net asset value per share outstanding ($203,707,256 divided by 8,550,840 shares outstanding)	$23.82	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND
SCHEDULE OF INVESTMENTS
September 30, 2010
(Unaudited)

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
$50,000	U.S. Treasury Bills	0.000%	12/30/10	AAA	$49,980,625
50,000	U.S. Treasury Bills	0.000%	3/31/11	AAA	49,953,493
50,000	U.S. Treasury Bills	0.000%	9/22/11	AAA	49,878,861
	Total Short-Term Investments (cost $149,812,979)				$149,812,979

(1)  Ratings: Using the highest of Standard & Poor's Group ("Standard & Poor's"), Moody's Investor Service, Inc. ("Moody's") or Fitch, Inc. ("Fitch") rating. Ratings below BBB by Standard & Poor's, Baa by Moody's or BBB by Fitch are considered to be below investment grade.

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income:
Interest	$—	$—	$—	$—
Total investment income	—	—	—	—
Expenses:
Management fees	6,991	—	6,991	—
Custodian's fees and expenses	915	—	915	—
Organization expenses	64,000	31,000	141,000	71,000
Professional fees	4,547	—	4,547	—
Shareholders' reports—printing and mailing expenses	4,808	—	4,808	—
Other expenses	15	—	15	—
Total expenses before custodian fee credit and expense reimbursement	81,276	31,000	158,276	71,000
Custodian fee credit	(727)	—	(727)	—
Expense reimbursement	(64,000)	(31,000)	(141,000)	(71,000)
Net expenses	16,549	—	16,549	—
Net investment income (loss)	(16,549)	—	(16,549)	—
Realized and unrealized gain (loss):
Net realized gain (loss) from investments	—	—	—	—
Net unrealized appreciation (depreciation) of investments	—	—	—	—
Net realized and unrealized gain (loss)	—	—	—	—
Net increase (decrease) in net assets from operations	$(16,549)	$—	$(16,549)	$—
Net gain (loss) per weighted-average share	$(0.04)	$—	$(0.13)	$—
Weighted-average shares outstanding	372,579	N/A(1)	125,715	N/A(1)

(1)  Not applicable, there were no shares outstanding during the period.

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND
STATEMENT OF CHANGES IN SHAREHOLDERS' CAPITAL
(Unaudited)

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Shareholders' capital—beginning of period	$—	$—
Issuance of shares, net of offering costs	203,723,805	—
Net increase (decrease) in shareholders' capital resulting from operations
Net investment income (loss)	(16,549)	—
Net realized gain (loss) from investments	—	—
Net unrealized appreciation (depreciation) of investments	—	—
Net income (loss)	(16,549)	—
Shareholders' capital—end of period	$203,707,256	$—
Shares, beginning of period	—	—
Issuance of shares	8,550,840	—
Shares, end of period	8,550,840	—
Net asset value per share	$23.82	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net investment income (loss)	$(16,549)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from (Purchases of) short-term investments, net	(149,812,979)	—
(Increase) Decrease in receivable from Manager	456,000	(71,000)
(Increase) Decrease in deferred offering costs	500,000	—
Increase (Decrease) in payable for investments purchased	149,812,979	—
Increase (Decrease) in payable for offering costs	(72,500)	—
Increase (Decrease) in payable for organization expenses	(456,000)	71,000
Increase (Decrease) in accrued management fees	6,991	—
Increase (Decrease) in accrued other liabilities	9,558	—
Net cash provided by (used in) operating activities	427,500	—
Cash flows from financing activities:
Proceeds from issuance of shares	204,151,305	—
Offering costs	(427,500)	—
Net cash provided by (used in) financing activities	203,723,805	—
Net increase (decrease) in cash	204,151,305	—
Cash, beginning of period	—	—
Cash, end of period	$204,151,305	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1. Organization

The Nuveen Diversified Commodity Fund (the "Fund") was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool and commenced operations on September 27, 2010, with the offering of 8,550,000 shares. The Fund operates pursuant to an Amended and Restated Trust Agreement ("Trust Agreement"). The Fund's shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. Fund shares trade on the New York Stock Exchange Amex ("NYSE Amex") under the ticker symbol "CFD." The Fund is not a mutual fund, a closed-end fund, or any other type of "investment company" within the meaning of the Investment Company Act of 1940, as amended (the "1940 Act"), and is not subject to regulation thereunder.

On May 11, 2010, the Fund issued 840 shares to Nuveen Commodities Asset Management, LLC, the Fund's manager ("NCAM" or the "Manager"), a wholly-owned subsidiary of Nuveen Investments, Inc. ("Nuveen"). NCAM is a Delaware limited liability company registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the "CFTC") and is a member of the National Futures Association ("NFA").

Prior to commencement of operations, the Fund had no operations other than those related to organizational matters, the initial capital contribution of $20,055 by the Manager, the recording of the Fund's organizational expenses ($597,000) and their reimbursement by Nuveen Investments, LLC, a wholly-owned subsidiary of Nuveen.

The Manager selected Gresham Investment Management LLC ("Gresham" or the "Commodity Sub-advisor") to manage the Fund's commodity investment strategy and its options strategy, and Nuveen Asset Management (the "Collateral Sub-advisor") to manage the Fund's collateral investments. Gresham is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission ("SEC") as an investment adviser. The Manager selected its affiliate, Nuveen Asset Management, a wholly-owned subsidiary of Nuveen, to invest the Fund's collateral in short-term, high grade debt securities. Nuveen Asset Management is a Delaware corporation registered with the SEC as an investment adviser.

The Fund's investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks, specifically the Dow Jones-UBS Commodity Index® ("DJ-UBSCI") and the S&P GSCI® Commodity Index ("GSCI"), and passively managed commodity funds. Risk-adjusted total return refers to the income and capital appreciation generated by a portfolio (the combination of which equals its total return) per unit or risk taken, with such risk measured by the volatility of the portfolio's total returns over a specific period of time. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund's investment strategy has three elements:

•  An actively managed portfolio of commodity futures and forward contracts utilizing Gresham's Tangible Asset Program or TAP®, a long-only rules-based commodity investment strategy designed to maintain consistent, fully collateralized exposure to commodities as an asset class;

•  An integrated program of writing commodity call options designed to enhance the risk-adjusted total return of the Fund's commodity investments (TAP® and the options strategy are collectively referred to as TAP PLUSSM); and

•  A collateral portfolio of cash equivalents and short-term, high grade debt securities.

NUVEEN DIVERSIFIED COMMODITY FUND
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)

1. Organization (Continued)

As of September 30, 2010, the Fund had not made any investments in the commodity futures, forward contracts or call options that are part of its investment strategy. The Fund does not employ leverage.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates.

Futures Contracts

The Fund intends to invest in commodity futures contracts. Upon entering into a futures contract, the Fund is required to deposit with the broker an amount of cash or liquid securities equal to a specified percentage of the contract amount. This is known as the "initial margin." Cash held by the broker to cover initial margin requirements on open futures contracts, if any, is recognized as "Deposits with brokers for open futures contracts" on the Statement of Financial Condition. Subsequent payments ("variation margin") are made or received by the Fund each day, depending on the daily fluctuation of the value of the contract. Variation margin is recognized as a receivable or payable for "Variation margin on futures contracts" on the Statement of Financial Condition, when applicable.

During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss by "marking-to-market" on a daily basis to reflect the changes in market value of the contract and are recognized as "Net change in unrealized appreciation (depreciation) of futures" on the Statement of Operations. When the contract is closed or expired, the Fund records a realized gain or loss equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as "Net realized gain (loss) from futures" on the Statement of Operations.

Risks of investments in commodity futures contracts include the possible adverse movement in the price of the commodities underlying the contracts, the possibility that there may not be a liquid secondary market for the contracts and/or that a change in the value of the contract may not correlate with a change in the value of the underlying commodities. The Fund did not enter into any futures contracts as of the three month and nine month periods ended September 30, 2010.

Options Contracts

The Fund intends to purchase and write (sell) options on commodity futures and forward contracts to enhance the Fund's risk-adjusted total return. The purchase of options involves the risk of loss of all or

NUVEEN DIVERSIFIED COMMODITY FUND
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. Options purchased are accounted for in the accompanying financial statements in the same manner as portfolio securities. When the Fund writes an option, an amount equal to the net premium received (the premium less commission) is recognized as a component of "Call options written, at value" on the Statement of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of "Net unrealized appreciation (depreciation) of call options written" on the Statement of Operations. When an option expires or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction, including commission, is recognized as a component of "Net realized gain (loss) from call options written" on the Statement of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) or purchased (put) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. The Fund did not purchase or write any options contracts as of the three month and nine month periods ended September 30, 2010.

Collateral Investments

Approximately 25% of the Fund's assets will be initially committed as "initial" or "variation" margin to secure the Fund's futures and forward contract positions. These assets will be placed in a commodity futures account maintained by the Fund at Barclay's Capital Inc. ("BCI"), the Fund's clearing broker, and will be held in cash or invested in U.S. Treasury bills and other direct or guaranteed debt obligations of the U.S. government maturing within less than one year at the time of investment.

The remaining approximately 75% of assets will be held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund's assets held in the separate collateral account will be invested in cash equivalents or short-term debt securities with final terms not exceeding one year at the time of investment. These collateral investments shall be rated at all times at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization ("NRSRO"), or if unrated, shall be judged by the Collateral Sub-advisor to be of comparable quality.

Investment Valuation

Commodity futures and forward contracts and options on commodity futures and forward contracts traded on an exchange will be valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These securities are generally classified as Level 1. Over-the-counter ("OTC") commodity futures and forward contracts and options on commodity futures and forward contracts not traded on an exchange will be valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These securities are generally classified as Level 2.

NUVEEN DIVERSIFIED COMMODITY FUND
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Market quotations for exchange-traded commodity futures and forward contracts and options on commodity futures and forward contracts may not be readily available as a result of significant events, which can include, but are not limited to: trading halts or suspensions, market disruptions, or the absence of market makers willing to make a market in such instruments. In addition, events may occur after the close of the market, but prior to the determination of the Fund's net asset value that may affect the values of the Fund's investments. In such circumstances, the Manager will determine a fair valuation for such investments that in its opinion is reflective of fair market value. These securities are generally classified as Level 2 or Level 3.

In the event the Fund utilizes independent pricing services to value any of its commodity futures and forward contracts, options on commodity futures and forward contracts and OTC commodity options, the pricing service typically will value such commodity futures and forward contracts, options on futures and forward contracts and OTC commodity put options using a range of market data and other information and analysis, including reference to transactions in other comparable investments if available. The procedures of any independent pricing service provider will be reviewed by the Manager on a periodic basis.

Refer to Footnote 3—Fair Value Measurements for further details on the leveling of securities held by the Fund as of the end of the reporting period.

Investment Transactions

Investment transactions are recorded on a trade date basis. Realized gains and losses from investment transactions are determined on the specific identification method.

Investment Income

Interest income, which reflects the amortization of premiums and includes accretion of discount for financial reporting purposes, is recorded on an accrual basis. Interest income also reflects paydown gains and losses, if any.

Income Taxes

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Fund has elected to be classified as a partnership for U.S. federal income tax purposes. Each owner of the Fund's shares will be required to take into account its allocable share of the Fund's income, gains, losses, deductions and other items for the Fund's taxable year.

For all open tax years and all major taxing jurisdictions, the Manager of the Fund has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. Open tax years are those that are open for examination by taxing authorities (i.e., generally the last four tax year ends and the interim tax period since then). Furthermore, the Manager of the Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months.

NUVEEN DIVERSIFIED COMMODITY FUND
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Management Fees

The Fund has agreed to pay the Manager an annual management fee, payable monthly, based on its average daily net assets, according to the following schedule:

Average Daily Net Assets	Management Fee
Up to $500 million	1.250%
$500 million to $1 billion	1.225%
$1 billion to $1.5 billion	1.200%
$1.5 billion to $2 billion	1.175%
$2 billion and over	1.150%

The Manager and the Fund have entered into Sub-Advisory Agreements with the Commodity Sub-advisor and the Collateral Sub-advisor. Both the Commodity Sub-advisor and Collateral Sub-advisor (collectively, the "Sub-advisors") are compensated for their services to the Fund from the management fee paid to the Manager.

Expense Recognition

All expenses of the Fund are recognized on an accrual basis. The Fund pays all routine and extraordinary costs and expenses of its operations, including offering costs (subject to a cap as described below), brokerage expenses, custody fees, transfer agent expenses, legal fees, expenses of independent auditors, expenses of preparing, printing and distributing shareholder reports, notices, proxy statements and reports to governmental agencies, and taxes, if any.

Custodian Fee Credit

The Fund has an arrangement with its custodian bank, State Street Bank and Trust Company, whereby certain custodian fees and expenses are reduced by net credits earned on the Fund's cash on deposit. Such deposit arrangements are an alternative to overnight investments. Credits for cash balances may be offset by charges for any days on which the Fund overdraws its account at the custodian bank.

Organization Expenses and Offering Costs

Nuveen Investments, LLC has agreed to (i) reimburse all organization expenses of the Fund (approximately $597,000) and (ii) pay all offering costs (other than underwriting commissions) that exceed $.05 per share. The Fund's share of offering costs ($427,500) was recorded as a reduction of proceeds from the sale of shares.

Calculation of Net Asset Value

The net asset value of the Fund on any given day is computed by dividing the value of all assets of the Fund (including any accrued interest), less all liabilities (including accrued expenses and distributions declared but unpaid), by the total number of Fund shares outstanding.

Distributions

Commencing with the Fund's first distribution, the Fund intends to make regular monthly distributions to its shareholders (stated in terms of a fixed cents per share distribution rate) based on the

NUVEEN DIVERSIFIED COMMODITY FUND
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

past and projected performance of the Fund. Among other factors, the Fund will seek to establish a distribution rate that roughly corresponds to NCAM's projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. Each monthly distribution will not be solely dependent on the amount of income earned or capital gains realized by the Fund, and such distributions may from time to time represent a return of capital and may require that the Fund liquidate investments. As market conditions and portfolio performance may change, the rate of distribution on the shares and the Fund's distribution policy could change. The Fund reserves the right to change its distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders.

Distributions to shareholders are recorded on the ex-dividend date. The amount and timing of distributions are determined in accordance with federal income tax regulations, which may differ from U.S. GAAP.

Commitments and Contingencies

Under the Fund's organizational documents, the Manager, Wilmington Trust Company (the Fund's Delaware trustee) and the individual trustees are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3. Fair Value Measurements

In determining the fair value of the Fund's investments, various inputs are used. These inputs are summarized in the three broad levels listed below:

Level 1—Quoted prices in active markets for identical securities.

Level 2—Other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.).

Level 3—Significant unobservable inputs (including management's assumptions in determining the fair value of investments).

The inputs or methodologies used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a summary of the Fund's fair value measurements as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$149,812,979	$—	$—	$149,812,979

NUVEEN DIVERSIFIED COMMODITY FUND
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)

4. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statement of Operations, when applicable. Even though the Fund's investments in derivatives may represent economic hedges, they are not considered to be hedge transactions for financial reporting purposes. The Fund did not invest in derivative instruments during the three month and nine month periods ended September 30, 2010.

5. Related Parties

The Manager, the Collateral Sub-advisor and Nuveen Investments, LLC are considered to be related parties to the Fund.

6. Financial Highlights

The Fund is presenting the following financial highlights related to investment performance and operations for a share outstanding for the three and nine months ended September 30, 2010. The financial highlights below reflect only the first four days of the Fund's operations and may not provide a meaningful understanding of the Fund's ongoing expenses. The Net Asset Value per share presentation is calculated using average daily shares outstanding. The Ratios of Net Investment Income (Loss) and Expenses are calculated using average daily net assets and have been annualized. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor's return and ratios may vary based on the timing of capital transactions.

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Net Asset Value
Net asset value per share, beginning of period(c)	$—	$—
Initial offering price per share	23.88	23.88
Net investment income (loss)	(0.01)	(0.01)
Net realized and unrealized gain (loss)	—	—
Distributions	—	—
Offering costs	(0.05)	(0.05)
Net asset value per share, end of period	$23.82	$23.82
Market value per share, on September 27, 2010	$25.00	$25.00
Market value per share, end of period	$25.10	$25.10
Ratios to Average Net Assets:(a)
Net investment income (loss)	(2.97)%	(2.97)%
Expenses	2.97%	2.97%
Total Return, at Net Asset Value(b)	(.23)%	(.23)%
Total Return, at Market Value(b)	.40%	.40%

(a)  Annualized.

(b)  Not annualized.

(c)  The Fund did not have a Net Asset Value per share prior to its initial offering and commencement of operations on September 27, 2010.

NUVEEN DIVERSIFIED COMMODITY FUND
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)

7. New Accounting Pronouncements

Fair Value Measurements

On January 21, 2010, the Financial Accounting Standards Board issued changes to the authoritative guidance under U.S. GAAP for fair value measurements, the objective of which is to provide guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose Level 3 activity for purchases, sales, issuances and settlements in the Level 3 roll-forward on a gross basis rather than as one net number. The effective date of the amendment is for interim and annual periods beginning after December 15, 2010. At this time, management is evaluating the implications of this guidance and the impact it will have to the footnote disclosures, if any.

8. Subsequent Events

Issuance of Shares

During October 2010, the Fund, upon exercise of the over-allotment option granted to the underwriters in connection with the Fund's initial public offering, issued an additional 716,200 shares with total net proceeds of $17,063,465 after underwriting commissions and offering expenses.

Distributions to Shareholders

During October 2010, the Fund declared its initial distribution of $.1450 per share, which was paid on November 1, 2010 to shareholders of record on October 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the "Report"). The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to the Nuveen Commodities Asset Management, LLC ("NCAM" or the "Manager"), Gresham Investment Management LLC ("Gresham" or the "Commodity Sub-advisor") and Nuveen Asset Management (the "Collateral Sub-advisor") (collectively, the "Sub-advisors") and are subject to a number of risks, uncertainties and other factors, both known (such as those described in "Risk Factors" and elsewhere in this Report) and unknown, that could cause the actual results, performance, prospects or opportunities of the Nuveen Diversified Commodity Fund (the "Fund") to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws or otherwise, the Manager and the Sub-advisors undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and commenced operations on September 27, 2010. Prior to the commencement of operations, the Fund was inactive except for matters relating to its organization and registration. The Fund's investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks, specifically the Dow Jones-UBS Commodity Index® and the S&P GSCI® Commodity Index, and passively managed commodity funds. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund's commodity contract positions will be fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund's risk-adjusted total return.

In the period since the Fund commenced operations, an initial public offering of 8,550,000 shares has taken place and the shares of the Fund are now trading on the New York Stock Exchange Amex ("NYSE Amex"). As of September 30, 2010, the Fund had invested the proceeds from its public offering in short-term, high grade debt securities with the cash balance on deposit with the custodian bank earning credits, but no investments in commodity futures and forward contracts or commodity options had been made.

Results of Operations

The Quarter Ended September 30, 2010—Net Assets of the Fund

The Fund's net assets increased from $20,055 at June 30, 2010 to $203,707,256 at September 30, 2010. The increase in the Fund's net assets was primarily due to the initial public offering of the Fund on September 27, 2010, with settlement of that offering occurring on September 30, 2010. Prior to its initial public offering, the Fund had been inactive except for matters relating to its organization and registration.

The Nine Months Ended September 30, 2010—Net Assets of the Fund

The Fund's net assets increased from zero at December 31, 2009 to $203,707,256 at September 30, 2010. The increase in the Fund's net assets was primarily due to the initial public offering of the Fund on September 27, 2010, with settlement of that offering occurring on September 30, 2010, and the initial capital contribution previously made by the Manager. Prior to its initial public offering, the Fund had been inactive except for matters relating to its organization and registration.

Critical Accounting Policies and Estimates

The Fund's financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of the financial statements relies on estimates and assumptions that impact the Fund's financial position and results of operations. The Fund's actual results may differ from the estimates used. In addition, please refer to Note 2 of the Fund's financial statements included in this Report for further discussion of the Fund's accounting policies.

Liquidity and Capital Resources

As of the date of this Report, the Fund had not begun its commodity investment activities, and a large portion of the net proceeds from the Fund's initial public offering were invested in U.S. Treasury securities. The Fund will implement its strategy by taking long positions in commodity futures and forwards contracts pursuant to Gresham's long-only rules-based investment strategy designed to maintain consistent, fully collateralized exposure to commodities as an asset class (Tangible Asset Program or TAP®) and its integrated program of writing commodity call options designed to enhance the risk-adjusted total return of the Fund's commodity investments (collectively referred to as TAP PLUSSM). The Fund does not intend to utilize leverage and its commodity contract positions will be fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund will earn interest on its continuing investments in short-term, high grade debt securities with the cash balance on deposit with the custodian bank earning credits and will generate option premiums from the call options that it will write.

The Fund's investments in commodity futures and forward contracts and options on commodity futures and forward contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as "daily limits." During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its commodity futures positions.

Because the Fund invests in commodity futures and forward contracts, its capital is at risk from changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

Market Risk

Investing in commodity futures and forward contracts will involve the Fund entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The market risk associated with the Fund's commitments to purchase commodities will be limited to the gross or face amount of the contracts held.

The Fund's exposure to market risk may be influenced by a number of factors, including changes in international balances of payments and trade, currency devaluations and revaluations, changes in interest and foreign currency exchange rates, price volatility of commodity futures and forward contracts and market liquidity, weather, geopolitical events and other factors. The inherent uncertainty of the Fund's investments as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors' capital.

Credit Risk

The Fund may be exposed to credit risk from its investments in commodity futures and forward contracts and options on commodity futures and forward contracts resulting from the clearing house associated with a particular exchange failing to meet its obligations to the Fund. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., as in some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to the Fund.

The Fund's investment strategy will attempt to moderate these market risks, and the Commodity Sub-advisor will attempt to minimize credit risks, by requiring the Fund to abide by various investment limitations and policies, which will include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-advisor will implement procedures which will include, but will not be limited to:

•  Employing the options strategy to reduce directional risk (although there is no guarantee that the Fund's options strategy will be successful);

•  Executing and clearing trades only with creditworthy counterparties;

•  Limiting the amount of margin or premium required for any one commodity contract or all commodities contracts combined; and

•  Generally limiting transactions to contracts which will be traded in sufficient volume to permit the efficient taking and liquidating of positions.

The commodity broker, when acting as the Fund's futures commission merchant in accepting orders for the purchase or sale of domestic commodity futures contracts, will be required by CFTC regulations to separately account for, and segregate as belonging to the Fund, all assets of the Fund relating to domestic futures investment. The commodity broker will not be allowed to commingle such assets with other assets of or held by the commodity broker. In addition, CFTC regulations also will require the commodity broker when acting as the Fund's futures commission merchant to hold in a separate account assets of the Fund related to foreign commodity futures investments and not commingle such assets with others assets of or held by the commodity broker.

If the Fund purchases OTC commodity put options, the Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. In cases where the Fund purchases OTC commodity put options with a counterparty, the sole recourse of the Fund will be the financial resources of the counterparty to the transaction since there is no clearing house to assume the obligations of the counterparty.

Off-Balance Sheet Arrangements

As of September 30, 2010, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund's exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund's financial position.

Contractual Obligations

The Fund's contractual obligations are with the Manager, the Sub-advisors, the custodian, the transfer agent, the commodity broker and, to the extent that the Fund enters into OTC transactions, dealers. Management fee payments made to the Manager are calculated as a fixed percentage of the Fund's assets. The custodian fee is calculated based on the Fund's assets. The transfer agent fee is calculated based on the total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract, or round-turn basis, and payments to forward contract dealers are usually based on a fee or percentage of the notional value of the contract. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This section is not applicable as the Fund did not commence operations until the end of the quarter ended September 30, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Manager of the Fund, the Manager has evaluated the effectiveness of the Fund's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund's internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the reporting period covered by this Report that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

An investment in shares of the Fund involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund's other filings with the Securities and Exchange Commission. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Commodity Investment Strategy Risks

You may lose all of your investment—An investment in the Fund's shares is subject to investment risk, including the possible loss of the entire amount that you invest. Your investment in the Fund's shares represents an indirect investment in the commodity futures and forward contracts owned by the Fund, the prices of which can be volatile, particularly over short time periods. Investments in individual commodity futures and forward contracts historically have had a high degree of price variability and may be subject to rapid and substantial changes. The Fund could incur significant losses on its investments in those commodity futures and forward contracts. If the Fund experiences in the aggregate more losses than gains during the period you hold shares, you will experience a loss for the period even if the Fund's historical performance is positive. Movements in commodity investment prices are outside of the Fund's control and may not be anticipated by the Commodity Sub-advisor. Price movements may be influenced by, among other things:

•  Governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

•  Weather and climate conditions;

•  Changing supply and demand relationships;

•  Changes in international balances of payments and trade;

•  U.S. and international rates of inflation;

•  Currency devaluations and revaluations;

•  U.S. and international political and economic events;

•  Changes in interest and foreign currency/exchange rates;

•  Market liquidity; and

•  Changes in philosophies and emotions of market participants.

The changing interests of investors, hedgers and speculators in the commodity markets may influence whether futures prices are above or below the expected future spot price—In order to induce investors or speculators to take the corresponding long side of a futures contract, commodity producers must be willing to sell futures contracts at prices that are below the present value of expected future spot prices. Conversely, if the predominant participants in the futures market are the ultimate purchasers of the underlying commodity futures contracts in order to hedge against a rise in prices, then speculators should only take the short side of the futures contract if the futures price is greater than the present value of the expected future spot price of the commodity. This can have significant implications for the Fund when it is time to reinvest the proceeds from a maturing futures contract into a new futures contract. If the interests of investors, hedgers and speculators in futures markets have shifted such that commodity purchasers are the predominant participants in the market, the Fund will be constrained to reinvest at higher futures prices which could have a negative effect on the Fund's returns.

Regulatory developments could significantly and adversely affect the Fund—Commodity markets are subject to comprehensive statutes, regulations and margin requirements. Recent legislation has created a new multi-tiered structure of exchanges in the U.S. subject to varying degrees of regulation, and rules and interpretations regarding various aspects of this regulatory structure have only recently been finalized. Traditional futures exchanges, which are called designated contract markets, are subject to more streamlined and flexible core principles rather than the prior statutory and regulatory mandates. However, with respect to these traditional futures exchanges, the Commodities Futures Trading Comission (the "CFTC") and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. Any of these actions, if taken, could adversely affect the returns of the Fund by limiting or precluding investment decisions the Fund might otherwise make. The regulation of commodity transactions in the U.S. is a rapidly changing area of law and is subject to ongoing modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse to the Fund.

Changing regulatory environment—The CFTC has recently withdrawn relief previously granted to Gresham concerning position limits with respect to certain agricultural commodities (soybeans, corn and wheat) in which Gresham invests under TAP®. The effect of such withdrawal is that, beginning January 15, 2010, Gresham became subject to the same position limit rules as other investors. Gresham has taken steps to mitigate the potential risks associated with becoming subject to such limits (including expanding the number of exchanges on which it trades). However, the CFTC has recently announced a proposal to set aggregate position limits on contracts in certain energy commodities, irrespective of the exchange on which a contract is traded, which would adversely impact the effectiveness of the mitigating efforts of the Commodity Sub-advisor. Any position limits established by the CFTC or the exchanges may in the future restrict the full implementation of the Fund's investment strategy and result in substantial losses on your investment.

Any deflation or reduced inflation may negatively affect the expected future spot price of underlying commodities—Deflation or a reduced rate of inflation may result in a decrease in the future spot price of the underlying commodities, negatively affecting the Fund's profitability and resulting in potential losses. In addition, reduced economic growth may lead to reduced demand for the underlying commodities and put downward pressure on the future spot prices, adversely affecting the Fund's operations and profitability. Although the Manager and the Commodity Sub-advisor believe that the Fund's options strategy can provide the potential for current gains from option premiums, in up markets, the Fund will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of options written by the Fund plus the premium collected by writing the call options.

Options Strategy Risks

There can be no assurance that the Fund's options strategy will be successful—The Fund intends to use options on commodity futures and forward contracts to enhance the Fund's risk-adjusted total returns. The Fund may seek to protect its commodity futures and forward contracts positions in the event of a market decline in those positions by purchasing commodity put options that are "out-of-the money." The Fund's use of options, however, may not provide any, or only partial, protection for modest market declines. In addition, the return performance of the Fund's commodity futures and forward contracts may not parallel the performance of the commodities or indices that serve as the basis for the options bought or sold by the Fund; this basis risk may reduce the Fund's overall returns. Investing in options is volatile and requires an accurate assessment of the market and the underlying instrument. Factors such as increased or reduced volatility, limited dollar value traded and timing of placing and executing orders may preclude the Fund from achieving the desired results of the options strategy and could affect the Fund's ability to generate income and gains and limit losses.

The Fund may forego price appreciation above the option exercise price on up to approximately 50% of its commodity futures and forward contracts as a result of writing "out-of-the-money" commodity call options—The Fund will write commodity call options with terms up to one year that may be up to 20% "out-of-the-money" on a continual basis on up to approximately 50% of the notional value of each of its commodity futures and forward contract positions that, in Gresham's determination, have sufficient option trading volume and liquidity. Initially, the Fund expects to sell commodity call options on approximately 50% of the notional value of its commodity futures and forward contract positions. As the writer of a call option, the Fund sells, in exchange for receipt of a premium, the right to any appreciation in the value of the futures or forward contract over a fixed price on or before a certain date in the future. Accordingly, the Fund is effectively limiting its potential for appreciation to the amount the option is "out-of-the-money" during the term of the option on up to approximately 50% of the notional value of its portfolio invested in commodity futures and forward contract positions.

The Fund may incur put premium costs without benefiting from its investment in commodity put options—Initially, the Fund does not intend to purchase put options and therefore will not incur put premium costs. In the future, however, the Fund may purchase commodity put options on all or substantially all of the notional value of its commodity futures and forward contract positions. As a holder of a put option, the Fund, in exchange for payment of a premium, has the right to receive from the seller of the commodity put option, if the current price is lower than the exercise price, the difference between the put exercise price and the current price of the underlying commodity futures or forward contract on or before a specified date (in the case of "Americanstyle" options, on or before the date of exercise or, in the case of "European-style" options, at the exercise date). If the price of the commodity futures or forward contract is greater than the exercise price of the put option upon expiration, then the Fund will have incurred the cost of the option but not have received any benefit from its purchase. In addition, because the Fund generally will purchase commodity put options that are substantially "out-of-the-money," the Fund will not be protected against, and will bear the loss associated with, a market decline down to the exercise price of the option.

Risk that the Fund's Shares May Trade at a Discount to Net Asset Value

There is a risk that the Fund's shares may trade at prices other than the Fund's net asset value per share—The net asset value of each share will change as fluctuations occur in the market value of the Fund's portfolio. Investors should be aware that the public trading price of a share may be different from the net asset value of a share. The price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for shares may be related to, but are not identical to, the forces influencing the prices of the commodity futures and forward contracts and other instruments held by the Fund at any point in time.

Risks Related to an Exchange Listing

The Exchange may halt trading in the shares which would adversely impact your ability to sell shares—The Fund's shares are listed on the NYSE Amex under the market symbol CFD. Trading in shares may be halted due to market conditions or, in light of the NYSE Amex rules and procedures, for reasons that, in the view of the NYSE Amex, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to "circuit breaker" rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the shares will continue to be met or will remain unchanged.

The lack of an active trading market for shares may result in losses on your investment at the time of disposition of your shares—There can be no guarantee that an active trading market for the shares will be maintained. If you need to sell your shares at a time when no active market for them exists, the price you receive for your shares, assuming that you are able to sell them, likely will be lower than that you would receive if an active market did exist.

Commodity Sub-advisor Risks

Gresham will be using a strategy for the Fund that differs from the strategy on which its historical performance record is based—Gresham's historical performance record (as presented in the Fund's prospectus relating to its initial public offering, as filed with the SEC) reflects the use of TAP®, not TAP PLUSSM. Before the Fund commenced operations, Gresham had not previously employed TAP PLUSSM (TAP® plus the options strategy) for the accounts of clients and, as a result, its historical performance record is not based on an investment approach that is identical to the investment approach to be used for the Fund. TAP PLUSSM is designed to enhance the Fund's risk-adjusted total returns, which may have the effect of limiting the level of gains or losses that the Fund otherwise would achieve. Therefore, Gresham's historical performance record for TAP® is not as relevant to investors in the Fund as it would be if Gresham were using only TAP® in investing for the Fund.

Past performance is no assurance of future results—Gresham bases its investment decisions on three inputs: (i) systematic calculations of the values of global commodity production; (ii) total U.S. dollar trading volume on commodity futures and forwards exchanges and (iii) global import/export trade values. Any subsequent commodity sub-advisor to the Fund may employ a different commodity investment strategy. Neither Gresham's systematic methodology nor the investment methodology that may be used by any subsequent commodity sub-advisors take into account unanticipated world events that may cause losses to the Fund. The addition of the Fund's account will also substantially increase the total amount of assets Gresham manages which could adversely affect its performance. In any event, past performance does not assure future results.

Descriptions of the Commodity Sub-advisor's strategies may not be applicable in the future—The Commodity Sub-advisor or any subsequent commodity sub-advisor may make material changes to the investment strategy it uses in investing the Fund's assets with the consent of the Manager, who has the sole authority to authorize any material changes. If this happens, the descriptions in this document would no longer be accurate or useful. The Manager does not anticipate that this will occur frequently, if at all. You will be informed of any changes to the Commodity Sub-advisor's strategy that the Manager deems to be material; however, you may not be notified until after a change occurs. Non-material changes may be made by the Commodity Sub-advisor or any subsequent commodity sub-advisor without the Manager's consent. These changes may nevertheless affect the Fund's performance.

Speculative position limits and daily trading limits may reduce profitability and result in substantial losses—The CFTC and U.S. commodities exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as "daily price fluctuation limits" or "daily trading limits." Once the daily trading limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially disguising substantial losses the Fund may ultimately incur.

Separately, the CFTC and the U.S. commodity exchanges and certain non-U.S. exchanges have established limits referred to as "speculative position limits" or "accountability levels" on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. All accounts owned or managed by commodity trading advisors, such as the Commodity Sub-advisor, their principals and their affiliates are typically combined for speculative position limit purposes.

The Commodity Sub-advisor may, in the future, reduce the size of positions that would otherwise be taken for the Fund or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits. Modification of trades that would otherwise be made by the Fund, if required, could adversely affect the Fund's operations and profitability by increasing potential transaction costs. In addition, a violation of speculative position limits by the Commodity Sub-advisor could lead to regulatory or self-regulatory action resulting in mandatory liquidation of certain positions held by the Commodity Sub-advisor on behalf of its accounts. There can be no assurance that the Commodity Sub-advisor will liquidate positions held on behalf of all the Commodity Sub-advisor's accounts, including the Commodity Sub-advisor's own accounts, in a proportionate manner. In the event the Commodity Sub-advisor chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses.

The Fund may apply to the CFTC or to the relevant exchange, as appropriate, for relief from certain speculative position limits. If the Fund applies and is unable to obtain such relief, the Fund's ability to reinvest income in additional commodities contracts and ability to implement its investment strategies may be limited to the extent these activities would cause the Fund to exceed applicable speculative position limits, limiting potential profitability.

Increased competition could reduce the profitability of the Commodity Sub-advisor—The Commodity Sub-advisor believes that there has been, over time, an increase in interest in commodity investing. As Gresham's capital under management increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Commodity Sub-advisor, or otherwise alter historical trading patterns or affect the execution of trades, to the detriment of the Fund.

Other Risks of the Fund's Investment Strategy

There may be a loss on investments in short-term debt securities—When the Fund purchases a futures contract, the Fund is required to deposit with its futures commission merchant only a portion of the value of the contract. This deposit is known as "initial margin." If and when the market moves against the position, the Fund is required to make additional deposits known as "variation margin." The Fund invests its assets, other than the amount of margin required to be maintained by the Fund, in short-term, high grade debt securities. The value of these high grade debt securities generally moves inversely with movements in interest rates (declining as interest rates rise). The value of these high grade debt securities might also decline if the credit quality of the issuer deteriorates, or if the issuer defaults on its obligations. If the Fund is required to sell short-term debt securities before they mature when the value of the securities has declined, the Fund will realize a loss. This loss may adversely impact the price of the Fund's shares.

Daily disclosure of portfolio holdings could allow replication of the Fund's portfolio and could have a negative effect on the Fund's holdings—Because the Fund's total portfolio holdings will be disclosed on a daily basis, other investors may attempt to replicate the Fund's portfolio or otherwise use the information in a manner that could have a negative effect on the Fund's individual portfolio holdings and the Fund's portfolio as a whole.

Certain of the Fund's investments may become illiquid—The Fund may not always be able to liquidate its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity investments.

Unexpected market illiquidity may cause losses to investors. The large stated value of the investments that the Commodity Sub-advisor will acquire for the Fund increases the risk of illiquidity by both making its investments more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so.

An investment in the Fund may not necessarily diversify an investor's overall portfolio—Historically, the investment performance of commodities has shown a low correlation to the performance of other asset classes such as equities and U.S. bonds. Low correlation means that there is a low statistical relationship between the performance of commodity investments, on the one hand, and equities and U.S. bonds, on the other hand. Because this historical negative correlation is low, the Fund cannot be expected to be automatically profitable during unfavorable periods in the stock or bond markets, or vice versa. If, during a particular period of time, the Fund's performance moves in the same general direction as the other financial markets or the Fund does not perform successfully relative to overall commodity markets, you may obtain little or no diversification benefits during that period from an investment in the Fund's shares. In such a case, the Fund may have no gains to offset your losses from such other investments, and you may suffer losses on your investment in the Fund at the same time losses on your other investments are increasing.

Because the futures contracts have no intrinsic value, the positive performance of your investment is wholly dependent upon an equal and offsetting loss—Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in shares of the Fund does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while shares of the Fund trade unprofitably.

Risk of Investing in Non-U.S. Markets

Investing in non-U.S. markets will expose the Fund to additional credit and regulatory risk—The Fund currently expects that up to 30% of its net assets invested in commodity futures and forward contracts and options on commodity futures and forward contracts may be in non-U.S. markets. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the SEC, CFTC, NFA, or any domestic exchange regulates activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as the Fund, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. As a result, in these markets, the Fund would have less legal and regulatory protection than it does when it invests domestically.

Investing through non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss on investments of the Fund in the affected international markets.

The Fund's non-U.S. investments may be exposed to losses resulting from non-U.S. exchanges that are less developed or less reliable than U.S. exchanges—Some non-U.S. commodity exchanges may be in a more developmental stage than U.S. exchanges, so that prior price histories may not be indicative of current price dynamics. In addition, the Fund may not have the same access to certain contracts on foreign exchanges as do local traders, and the historical market data on which the Commodity Sub-advisor bases its strategies may not be as reliable or accessible as it is in the U.S. All of these factors could adversely affect the performance of the Fund.

Regulatory and Operating Risks

The Fund is not a regulated investment company—Unlike other Nuveen-sponsored funds, the Fund is not a mutual fund, a closed-end fund, or any other type of investment company within the meaning of the 1940 Act. Accordingly, you do not have the protections afforded by that statute which, among other things, regulates the relationship between the investment company and its investment adviser and mandates certain authority to be held by the board of directors of an investment company.

The Fund has no significant operating history—The Fund is new and has a very brief operating history. Therefore, there is not sufficient performance history of the Fund to serve as a basis for you to evaluate an investment in the Fund.

Manager and Commodity Sub-advisor experience—The Manager has not previously operated a commodity pool or selected a commodity trading advisor. While the Commodity Sub-advisor has previously managed assets pursuant to TAP®, it had never employed TAP PLUSSM when managing assets for clients prior to commencement of the Fund's operations. Neither this pool operator nor any of its trading principals has previously operated any other pools or traded any other accounts.

Conflicts of interest could adversely affect the Fund—There are conflicts of interest in the structure and operation of the Fund. The Manager has sole authority to manage the Fund, and its interests may conflict with those of Fund shareholders. In addition, the Collateral Sub-advisor is an affiliate of the Manager. Neither the Fund, the Manager, nor the Sub-advisors have established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund. Each sub-advisor may encounter conflicts between the interests of the Fund and its other clients. Each of the Manager and the Sub-advisors resolve conflicts of interest as they arise based on its judgment and analysis of the particular issue. There are no formal procedures to resolve conflicts of interest and as a result, the Manager and/or the Sub-advisors could resolve a potential conflict in a manner that is not in the best interest of the Fund or its shareholders.

Departure of key personnel could adversely affect the Fund—In managing and directing the Fund's day-to-day activities and affairs, the Manager will rely heavily on Gresham and in particular on Jonathan S. Spencer, Douglas J. Hepworth and Dr. Henry G. Jarecki. If those individuals were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the Fund's management. In addition, should market conditions deteriorate or for other reasons, Nuveen Investments, NCAM, Nuveen Asset Management and Gresham may need to implement cost reductions in the future which could make the retention of qualified and experienced personnel more difficult and could lead to personnel turnover.

Reliance on affiliates of Nuveen Investments—The Fund is dependent upon services and resources provided by its Manager and Collateral Sub-advisor (NCAM and Nuveen Asset Management, respectively) and their parent Nuveen Investments. Nuveen Investments, through its own business or the financial support of its affiliates, may not be able to generate sufficient cash flow from operations or ensure that future borrowings will be available in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs.

Shareholders have limited voting rights, and the individual Trustees have limited duties and powers, and neither will be able to affect management of the Fund regardless of performance—Unlike the holder of capital stock in an investment company, Fund shareholders have limited voting rights or other means to control or affect the Fund's business. In addition, the powers and duties of the individual trustees are very limited. The individual trustees' sole powers are (i) to terminate for cause the Manager of the Fund (which, under the Trust Agreement, will automatically cause the Fund to terminate and be liquidated if at the time there is not a remaining manager and shareholders have not voted to elect a replacement manager), and (ii) to serve as the audit committee and nominating committee of the Fund. The individual trustees of the Fund, unlike the board of directors of an investment company, will not have the power to cause the Fund to change its investment objective or policies, effect changes to operations, approve the advisory fees of the Manager or replace the Manager or Sub-advisors. Rather, the power to determine the Fund's policies and direct its operations is conferred on the Manager. Thus, the Fund shareholders do not benefit from the protection of their interests afforded to registered investment companies under the 1940 Act through the existence of an independent board of directors with extensive powers to control the operations of the company. Therefore, the shareholders to a large extent are dependent on the abilities, judgment and good faith of the Manager in exercising its wide-ranging powers over the Fund, limited solely by the implied covenant of good faith and fair dealing applicable to the Manager in its relations with the Fund and its shareholders. If the Manager voluntarily withdraws or is removed by a vote of shareholders and shareholders have not voted to elect a replacement manager, the Fund will terminate and will liquidate its assets.

The Manager may not be removed as manager by Fund shareholders except upon approval by the affirmative vote of the holders of at least 50% of the outstanding shares (excluding shares owned by the Manager and its affiliates), subject to the satisfaction of certain conditions. Any removal of the Manager by Fund shareholders or by the individual trustees (upon 90 days written notice and under certain limited circumstances) will result in the liquidation of the Fund if at the time there is not a remaining manager unless a successor manager is appointed as provided in the Trust Agreement.

Thus, it is extremely unlikely that Fund shareholders will be able to make any changes in the management of the Fund, even if performance is poor.

Fees and expenses are charged regardless of profitability and may result in depletion of assets—The Fund pays brokerage commissions, over-the-counter dealer spreads, offering expenses, management fees and operating and extraordinary expenses, in all cases regardless of whether the Fund's activities are profitable.

The expenses of the Fund could, over time, result in significant losses to your investment therein, including the loss of all of your investments. You may not achieve profits, significant or otherwise.

The value of the shares may be adversely affected if the Fund is required to indemnify the individual Trustees or the Manager—Under the Trust Agreement, each of the individual trustees and the Manager has the right to be indemnified for any liability or expense it incurs absent actual fraud or willful misconduct. That means that the Manager may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the individual trustees. Any sale of that kind would reduce the net asset value of the Fund and the value of the shares.

The failure or bankruptcy of one of its clearing brokers could result in a substantial loss of Fund assets—Under CFTC regulations, a clearing broker maintains customers' assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker's bankruptcy. In that event, the clearing broker's customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker's customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and their clearing organizations, if any, on which commodity interest contracts are traded.

The clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker's involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker's trading operations, which could impair the clearing broker's ability to successfully execute and clear the Fund's trades.

An investment in the shares may be adversely affected by competition from other methods of investing in commodities—The Fund constitutes a new, and thus untested, type of investment methodology. It competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Manager's or Commodity Sub-advisor's control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the shares.

Commodity market volatility risk—The commodity markets have experienced periods of extreme volatility since the latter half of 2007. General market uncertainty and consequent repricing risk have led to market imbalances of sellers and buyers, which in turn have resulted in significant reductions in values of a variety of commodities. Similar future market conditions may result in rapid and substantial valuation increases or decreases in the Fund's holdings. In addition, volatility in the commodity and securities markets may directly and adversely affect the setting of distribution rates on the Fund's shares.

The Fund has not been subject to independent review or review on your behalf—Shareholders do not have legal counsel representing them in connection with the Fund. Accordingly, a shareholder should consult its legal, tax and financial advisers regarding the desirability of investing in the Fund. As previously noted, you cannot predict the expected results of this Fund from the performance history of other accounts managed by the Commodity Sub-advisor.

Deregistration of the Manager or Sub-advisors could disrupt operations—The Manager and the Commodity Sub-advisor are registered commodity pool operators and registered commodity trading advisors. If the CFTC were to terminate, suspend, revoke or not renew the Manager's registrations, the Manager would be compelled to withdraw as the Fund's Manager. The shareholders would then determine whether to select a replacement manager or to dissolve the Fund. If the CFTC and/or the SEC were to terminate, suspend, revoke or not renew either of the Sub-advisor's registrations, the Manager would terminate the management agreement with that sub-advisor. The Manager could choose to appoint a new sub-advisor or terminate the Fund. No action is currently pending or threatened against the Manager, the Commodity Sub-advisor or the Collateral Sub-advisor.

The Fund's distribution policy may change at any time—Distributions paid by the Fund to its shareholders are derived from the current income and gains from the Fund's portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund's distributions may represent a return of capital. The total return generated by the Fund's investments can vary widely over the short term and long term and the Fund may liquidate investments in order to make distributions. The timing and terms of any such liquidation could be disadvantageous to the Fund. The Fund reserves the right to change its distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders.

Tax Risk

Your tax liability may exceed cash distributions—You will be taxed on your share of the Fund's taxable income and gain each year, regardless of whether you receive any cash distributions from the Fund. Your share of such income or gain, as well as the tax liability generated by such income or gain, may exceed the distributions you receive from the Fund for the year.

You could owe tax on your share of the Fund's ordinary income despite overall losses—Gain or loss on futures and forward contracts and options on futures and forward contracts will generally be taxed as capital gains or losses for U.S. federal income tax purposes. Interest income is ordinary income. In the case of an individual, capital losses can only be used to offset capital gains plus $3,000 ($1,500 in the case of a married taxpayer filing a separate return) of ordinary income each year. Therefore, you may be required to pay tax on your allocable share of the Fund's ordinary income, even though the Fund incurs overall losses.

Certain Fund expenses may be treated as miscellaneous itemized deductions rather than as deductible ordinary and necessary business expenses—Certain expenses incurred by the Fund may be treated as miscellaneous itemized deductions for federal income tax purposes, rather than as deductible ordinary and necessary business expenses, with the result that shareholders who are individuals, trusts, or estates may be subject to limitations on the deductibility of their allocable share of such expenses.

Tax-exempt investors may recognize unrelated business taxable income with respect to their investment in the Fund—Persons that are otherwise exempt from federal tax may be allocated unrelated business taxable income as a result of their investment in the Fund. In particular, for charitable remainder trusts, investment in the Fund may not be appropriate.

Non-U.S. investors may face U.S. tax consequences—Non-U.S. investors should consult their own tax advisors concerning the applicable foreign as well as the U.S. tax implications of an investment in the Fund. Non-U.S. investors may also be subject to special withholding tax provisions if they fail to furnish the Fund (or another appropriate person) with a timely and properly completed Form W-8BEN or other applicable form.

If the IRS treated the Fund as a corporation for tax purposes, it would adversely affect distributions to shareholders—Based upon the continued accuracy of the representations of the Manager, the Fund believes that under current law and regulations it will be classified as a partnership for federal income tax purposes. However, the Fund has not requested, nor will it request, any ruling from the Internal Revenue Service ("IRS") as to this status. In addition, you cannot be sure that those representations will continue to be accurate. If the IRS were to challenge the federal income tax status of the Fund, such a challenge could result in (i) an audit of each shareholder's entire tax return and (ii) adjustments to items on that return that are unrelated to the ownership of shares. In addition, each shareholder would bear the cost of any expenses incurred in connection with an examination of its personal tax return.

If the Fund were taxable as a corporation for federal income tax purposes in any taxable year, its income, gains, losses and deductions would be reflected on its own tax return rather than being passed through (proportionately) to shareholders, and it would become subject to an entity-level income tax on its net income at corporate rates. This would adversely affect the Fund's overall performance and ability to make distributions. In addition, some or all of the distributions made to shareholders would be classified as dividend income which would have been reduced as a result of the federal, state and local taxes paid by the Fund, as the case may be.

Items of income, gain, deduction, loss and credit with respect to Fund shares could be reallocated if the IRS does not accept the conventions used by the Fund in allocating Fund tax items—U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to widely held partnerships. The Fund will apply certain conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Fund shareholders in a manner that reflects shareholders' share of Fund items, but these conventions may not be in full technical compliance with applicable tax requirements. It is possible that the IRS will successfully assert that the conventions used by the Fund to allocate income to the shareholders do not satisfy the technical requirements of the U.S. tax law and could require that items of income, gain, deduction, loss or credit be reallocated in a manner that adversely affects you.

The current treatment of long-term capital gains under current U.S. federal income tax law may be adversely affected in the future—Under current law, long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected by future changes in tax laws at any time and the tax rate is currently scheduled to increase for tax years beginning after December 31, 2010.

Prospective Shareholders are strongly urged to consult their own tax advisors and counsel with respect to the possible tax consequences to them of an investment in any shares. The tax consequences may differ in respect of different shareholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Pursuant to the Fund's registration statement on Form S-1 (No. 333-130360), which registered 10,000,000 shares and was declared effective on September 27, 2010, the Fund offered 8,550,000 shares at a price of $25 per share, all of which were sold in the offering. The gross offering proceeds amounted to $213,750,000, which were subject to underwriting commissions of $9,618,750 resulting in net offering proceeds before expenses of $204,131,250. Furthermore, shares purchased as part of this offering were subject to a $.05 charge per share related to offering costs, which amounted to $427,500 and resulted in net proceeds of $203,703,750 after underwriting commissions and offering expenses. The shares were offered through a group of underwriters led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, Wells Fargo Securities, LLC and Nuveen Investments, LLC. In connection with its initial public offering, the Fund also granted the underwriters an option to purchase up to 1,282,500 additional shares to cover orders in excess of 8,550,000 shares. During the month of October 2010, 716,200 shares were issued by the Fund at a price of $25 per share pursuant to the exercise of this option by the underwriters. This resulted in a gross offering amount of $17,905,000, which was subject to underwriting commissions of $805,725 and offering costs of $35,810, resulting in net proceeds of $17,063,465 after underwriting commissions and offering expenses.

As of September 30, 2010, proceeds from the Fund's offering were invested in short-term, high-grade debt securities with the cash balance on deposit with the custodian earning credits.

(c)  None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

4.1  Amended and Restated Trust Agreement of the Fund.(1)

10.1  Commodity Sub-Advisory Agreement.

10.2  Collateral Sub-Advisory Agreement.

10.3  Custodian Agreement.

10.4  Shareholder Transfer Agency and Service Agreement.

10.6  Investment Management Agreement.

10.7  Futures and Options Customer Account Agreement.

31.1  Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certificate of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Filed on September 23, 2010 with Amendment No. 8 to Registrant's Registration Statement on Form S-1 (File No. 333-130360) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  NUVEEN DIVERSIFIED COMMODITY FUND

  By: Nuveen Commodities Asset
Management, LLC, its Manager

Date: November 12, 2010

  /s/ Gifford R. Zimmerman

  Gifford R. Zimmerman
  Chief Administrative Officer
  (Principal Executive Officer)

Date: November 12, 2010

  /s/ Stephen D. Foy

  Stephen D. Foy
  Chief Financial Officer
  (Principal Financial Officer)