Form 10-Q
period 2011-03-31
Nuveen Diversified Commodity Fund
filed 2011-05-10
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, the registrant had 9,267,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Short-term investments, at value (cost $191,758,883 and $182,130,272, respectively)	$191,768,677	$182,158,211
Cash	—	16
Deposits with brokers for open futures contracts	65,129,901	50,972,757
Interest receivable	23,177	3
Unrealized appreciation on futures contracts, net	5,677,692	18,854,639

Total assets	262,599,447	251,985,626

LIABILITIES
Call options written, at value (premiums received $1,363,869 and $1,629,313, respectively)	730,322	3,494,305
Payables:
Distributions	1,343,721	—
Due to Broker	72,794	—
Accrued expenses:
Management fees	271,365	254,641
Other	553,987	478,932

Total liabilities	2,972,189	4,227,878

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,267,040 shares issued and outstanding at March 31, 2011 and December 31, 2010	220,787,270	220,787,270
Accumulated undistributed earnings (deficit)	38,839,988	26,970,478

Total shareholders’ capital (Net assets)	259,627,258	247,757,748

Total liabilities and shareholders’ capital	$262,599,447	$251,985,626

Net assets	$259,627,258	$247,757,748

Shares outstanding	9,267,040	9,267,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$28.02	$26.74

Market value per share outstanding	$27.26	$25.80

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

March 31, 2011

(Unaudited)

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 15,000	Federal Home Loan Mortgage Corporation, Notes	0.000%	4/18/11	AAA	$14,999,865
30,000	Federal National Mortgage Association	0.000%	6/10/11	AAA	29,994,750
5,000	Federal National Mortgage Association	3.625%	8/15/11	AAA	5,065,570
30,000	U.S. Treasury Bills	0.000%	6/23/11	AAA	29,993,970
50,000	U.S. Treasury Bills	0.000%	9/22/11	AAA	49,960,150

130,000	Total U.S. Government and Agency Obligations (cost $130,004,511)				130,014,305

	Repurchase Agreements
61,754	Repurchase Agreement with State Street Bank, dated 3/31/11, repurchase price $61,754,389, collateralized by $61,995,000 U.S. Treasury Notes, 1.375%, due 5/15/13, value $62,993,321	0.010%	4/01/11	N/A	61,754,372

	Total Repurchase Agreements (cost $61,754,372)				61,754,372

	Total Short-Term Investments (cost $191,758,883)				191,768,677

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position[2]	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2011	71	$8,332,560	$255,342
	ICE Brent Crude Oil Futures Contract	Long	June 2011	51	5,977,200	214,710
	ICE Brent Crude Oil Futures Contract	Long	July 2011	20	2,339,400	65,400
	NYMEX Crude Oil Futures Contract	Long	May 2011	291	31,055,520	2,112,160
	NYMEX Crude Oil Futures Contract	Long	July 2011	130	14,002,300	864,510

	Total Crude Oil					3,512,122

	Heating Oil
	ICE Gas Oil Futures Contract	Long	May 2011	10	989,250	30,691
	ICE Gas Oil Futures Contract	Long	June 2011	25	2,468,750	57,000
	NYMEX Heating Oil Futures Contract	Long	May 2011	65	8,497,125	178,597
	NYMEX Heating Oil Futures Contract	Long	July 2011	12	1,579,838	747

	Total Heating Oil					267,035

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2011	147	6,451,830	(25,248)
	NYMEX Natural Gas Futures Contract	Long	July 2011	90	4,079,700	258,790

	Total Natural Gas					233,542

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position[2]	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy (continued)	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2011	42	$5,481,983	$219,402
	NYMEX Gasoline RBOB Futures Contract	Long	July 2011	28	3,616,670	102,530

	Total Unleaded Gas					321,932

	Total Energy					4,334,631

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2011	218	14,303,525	297,025
	LME Primary Aluminum Futures Contract	Short	April 2011	(109)	(7,151,763)	(276,588)
	LME Primary Aluminum Futures Contract	Long	May 2011	109	7,180,375	277,269
	LME Primary Aluminum Futures Contract	Short	May 2011	(2)	(131,750)	-

	Total Aluminum					297,706

	Copper
	CEC Copper Futures Contract	Long	May 2011	94	10,122,625	(226,734)
	CEC Copper Futures Contract	Long	July 2011	15	1,622,063	(13,437)
	LME Copper Futures Contract	Long	April 2011	50	11,775,000	(506,563)

	Total Copper					(746,734)

	Nickel
	LME Nickel Futures Contract	Long	April 2011	16	2,504,256	(229,344)
	LME Nickel Futures Contract	Long	May 2011	17	2,661,486	(195,024)
	LME Nickel Futures Contract	Short	May 2011	(1)	(156,558)	17,436

	Total Nickel					(406,932)

	Zinc
	LME Zinc Futures Contract	Long	April 2011	63	3,703,219	(197,663)
	LME Zinc Futures Contract	Short	April 2011	(31)	(1,822,219)	(59,094)
	LME Zinc Futures Contract	Long	May 2011	31	1,822,606	56,381
	LME Zinc Futures Contract	Short	May 2011	(31)	(1,822,606)	(40,106)
	LME Zinc Futures Contract	Long	July 2011	31	1,834,038	43,013

	Total Zinc					(197,469)

	Lead
	LME Lead Futures Contract	Long	April 2011	33	2,260,913	183,213
	LME Lead Futures Contract	Short	April 2011	(17)	(1,164,713)	(139,188)
	LME Lead Futures Contract	Long	May 2011	17	1,153,663	133,663

	Total Lead					177,688

	Total Industrial Metals					(875,741)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position[2]	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	May 2011	153	$5,303,363	$(202,625)
	CBOT Corn Futures Contract	Long	July 2011	144	5,047,200	(64,225)

	Total Corn					(266,850)

	Soybean
	CBOT Soybean Futures Contract	Long	May 2011	119	8,390,988	(5,038)
	CBOT Soybean Futures Contract	Long	July 2011	45	3,197,250	132,913

	Total Soybean					127,875

	Wheat
	CBOT Wheat Futures Contract	Long	May 2011	120	4,579,500	(348,525)
	CBOT Wheat Futures Contract	Long	July 2011	7	279,738	(525)
	KCBT Wheat Futures Contract	Long	May 2011	107	4,857,800	88,156

	Total Wheat					(260,894)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2011	123	4,559,610	250

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2011	88	3,103,584	52,600

	Total Agriculturals					(347,019)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2011	160	23,038,400	70,400

	Silver
	CEC Silver Futures Contract	Long	May 2011	43	8,145,920	1,433,595

	Platinum
	NYMEX Platinum Futures Contract	Long	July 2011	28	2,496,480	4,205

	Palladium
	NYMEX Palladium Futures Contract	Long	June 2011	14	1,075,060	(82,180)

	Total Precious Metals					1,426,020

Foods & Fibers	Cotton
	ICE Cotton Futures Contract	Long	May 2011	51	5,105,865	319,451
	ICE Cotton Futures Contract	Long	July 2011	18	1,736,100	94,010

	Total Cotton					413,461

	Sugar
	ICE Sugar Futures Contract	Long	May 2011	194	5,890,461	(262,203)
	ICE Sugar Futures Contract	Long	July 2011	98	2,748,390	(127,859)

	Total Sugar					(390,062)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position[2]	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Foods & Fibers (continued)	Coffee
	ICE Coffee C Futures Contract	Long	May 2011	41	$4,061,306	$98,522
	ICE Coffee C Futures Contract	Long	July 2011	1	100,031	-
	LIFFE Coffee Robusta Futures Contract	Long	May 2011	20	505,600	50,400
	LIFFE Coffee Robusta Futures Contract	Long	July 2011	30	725,400	(7,020)

	Total Coffee					141,902

	Cocoa
	ICE Cocoa Futures Contract	Long	May 2011	67	1,977,840	(139,025)

	Total Foods & Fibers					26,276

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2011	147	7,147,140	525,600
	CME Live Cattle Futures Contract	Long	June 2011	59	2,855,010	125,876
	CME Live Cattle Futures Contract	Long	August 2011	25	1,221,750	28,440

	Total Live Cattle					679,916

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	June 2011	112	4,653,600	276,123
	CME Lean Hogs Futures Contract	Long	July 2011	20	830,000	26,880

	Total Lean Hogs					303,003

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2011	39	2,717,813	130,606

	Total Livestock					1,113,525

	Total Futures Contracts Outstanding					$5,677,692

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil

	ICE Brent Crude Oil Futures Options	May 2011	(71)	$127.0	$(17,040)

	NYMEX Crude Oil Futures Options	April 2011	(211)	114.0	(126,600)

	Total Crude Oil				(143,640)

	Heating Oil

	NYMEX Heating Oil Futures Options	April 2011	(52)	3.4	(37,128)

	Natural Gas

	NYMEX Natural Gas Futures Options	April 2011	(118)	4,800.0	(49,560)

	Unleaded Gas

	NYMEX Gasoline RBOB Futures Options	April 2011	(35)	33,800.0	(24,990)

	Total Energy				(255,318)

Industrial Metals	Aluminum

	LME Primary Aluminum Futures Options	April 2011	(108)	2,800.0	(324)

	Copper

	LME Copper Futures Options	April 2011	(50)	11,000.0	-

	Nickel

	LME Nickel Futures Options	April 2011	(16)	31,000.0	-

	Zinc

	LME Zinc Futures Options	April 2011	(32)	2,750.0	-

	Lead

	LME Lead Futures Options	April 2011	(16)	2,725.0	(21,908)

	Total Industrial Metals				(22,232)

Agriculturals	Corn

	CBOT Corn Futures Options	April 2011	(148)	850.0	(15,725)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Agriculturals (continued)	Soybean

	CBOT Soybean Futures Options	April 2011	(82)	$1,640.0	$(5,637)

	Wheat

	CBOT Wheat Futures Options	April 2011	(58)	1,010.0	(1,450)

	CBOT Wheat Futures Options	April 2011	(2)	950.0	(150)

	CBOT Wheat Futures Options	June 2011	(3)	890.0	(4,950)

	KCBT Wheat Futures Options	April 2011	(54)	1,120.0	(9,113)

	Total Wheat				(15,663)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2011	(55)	440.0	(1,100)

	CBOT Soybean Meal Futures Options	April 2011	(7)	410.0	(525)

	Total Soybean Meal				(1,625)

	Soybean Oil

	CBOT Soybean Oil Futures Options	April 2011	(44)	650.0	(2,772)

	Total Agriculturals				(41,422)

Precious Metals	Gold

	CEC Gold Futures Options	May 2011	(80)	1,590.0	(21,600)

	Silver

	CEC Silver Futures Options	April 2011	(22)	3,700.0	(195,580)

	Total Precious Metals				(217,180)

Foods & Fibers	Cotton

	ICE Cotton Futures Options	April 2011	(35)	220.0	(13,650)

	Sugar

	ICE Sugar Futures Options	April 2011	(130)	332.5	(4,368)

	ICE Sugar Futures Options	April 2011	(16)	327.5	(717)

	Total Sugar				(5,085)

	Coffee

	ICE Coffee C Futures Options	April 2011	(26)	302.5	(390)

	ICE Coffee C Futures Options	April 2011	(1)	312.5	(1,125)

	Total Coffee			615.0	(1,515)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Foods & Fibers (continued)	Cocoa

	ICE Cocoa Futures Options	April 2011	(34)	$3,700.0	$(340)

	Total Foods & Fibers				(20,590)

Livestock	Live Cattle

	CME Live Cattle Futures Options	April 2011	(143)	120.0	(94,380)

	CME Lean Hogs Futures Options	June 2011	(66)	106.0	(79,200)

	Total Livestock				(173,580)

	Total Call Options Written Outstanding (premiums received $1,363,869)		(1,715)		$(730,322)

(1)	Ratings: Using the highest of Standard & Poor’s Group (“Standard & Poor’s”), Moody’s Investor Service, Inc. (“Moody’s”) or Fitch, Inc. (“Fitch”) rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long futures contract. The London Clearing house is the counterparty for both the long and short position.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Investment Income:
Interest	$110,343		$—

Total Investment Income	110,343		—

Expenses:
Management fees	774,101		—
Brokerage commissions	40,088		—
Custodian’s fees and expenses	3,837		—
Organization expenses	—		17,000
Trustees’ fees and expenses	33,125		—
Professional fees	84,307		—
Shareholders’ reports - printing and mailing expenses	56,923		—
Other expenses	11,359		—

Total expenses before expense reimbursement	1,003,740		17,000
Expense reimbursement	—		(17,000)

Net expenses	1,003,740		—

Net investment income (loss)	(893,397)		—

Realized gain (loss) from:
Short-term investments	—		—
Futures contracts	25,097,025		—
Call options written	2,393,598		—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(18,145)		—
Futures contracts	(13,176,947)		—
Call options written	2,498,539		—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	16,794,070		—

Net income (loss)	$15,900,673		$—

Net income (loss) per weighted-average share	$1.72	$	N/A	(1)
Weighted-average shares outstanding	9,267,040		N/A	(1)

(1)	Not applicable; there were no shares outstanding during the period.

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

(Unaudited)

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Shareholders’ capital—beginning of period	$247,757,748	$—
Issuance of shares, net of offering costs	—	220,787,270

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(893,397)	(1,185,458)
Realized gain (loss) from:
Short-term investments	—	832
Futures contracts	25,097,025	13,688,473
Call options written	2,393,598	1,480,208
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(18,145)	27,939
Futures contracts	(13,176,947)	18,854,639
Call options written	2,498,539	(1,864,992)

Net income (loss)	15,900,673	31,001,641

Distributions to shareholders	(4,031,163)	(4,031,163)

Shareholders’ capital—end of period	$259,627,258	$247,757,748

Shares—beginning of period	9,267,040	—
Issuance of shares	—	9,267,040

Shares—end of period	9,267,040	9,267,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$15,900,673	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(469,669,866)	—
Proceeds from sales and maturities of short-term investments	460,128,232	—
Cash paid for exercised, terminated and expired call options written	(359,538)	—
Premiums received for call options written	2,487,692	—
Amortization (Accretion)	(86,977)	—
(Increase) Decrease in:
Deposits with brokers for open futures contracts	(14,157,144)	—
Interest receivable	(23,174)	—
Receivable from Manager	—	(17,000)
Unrealized appreciation on futures contracts, net	13,176,947	—
Increase (Decrease) in:
Payable for due to broker	72,794	—
Payable for organization expenses	—	17,000
Accrued management fees	16,724	—
Other accrued expenses	75,055	—
Net realized (gain) loss from:
Call options written	(2,393,598)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	18,145	—
Call options written	(2,498,539)	—

Net cash provided by (used in) operating activities	2,687,426	—

Cash flows from financing activities:
Distributions to shareholders	(2,687,442)

Net cash provided by (used in) financing activities	(2,687,442)	—

Net increase (decrease) in cash	(16)	—
Cash—beginning of period	16	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1. Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. On May 11, 2010, the Fund issued 840 shares to Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen”). NCAM is a Delaware limited liability company registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”). The Fund commenced operations with the public offering of 8,550,000 shares on September 27, 2010. During October 2010, the Fund, upon exercise of the over-allotment option granted to the underwriters in connection with the Fund’s initial public offering, issued an additional 716,200 shares. The Fund operates pursuant to an Amended and Restated Trust Agreement (“Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the New York Stock Exchange Amex (“NYSE Amex”) under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

Prior to its initial public offering, the Fund had no operations other than those related to organizational matters. The Fund received an initial capital contribution of $20,055 from the Manager, and recorded organizational expenses that were reimbursed by Nuveen Investments, LLC, an affiliate of the Manager and a wholly-owned subsidiary of Nuveen.

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

The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks, specifically the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) and the S&P GSCI® Commodity Index (“GSCI”), and passively managed commodity funds. Risk-adjusted total return refers to the income and capital appreciation generated by a portfolio (the combination of which equals its total return) per unit of risk taken, with such risk measured by the volatility of the portfolio’s total returns over a specific period of time. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures, forward and options contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund’s investment strategy has three elements:

•

An actively managed portfolio of commodity futures and forward contracts utilizing Gresham’s proprietary Tangible Asset Program TAP®, a long-only rules-based commodity investment strategy designed to maintain consistent, fully collateralized exposure to commodities as an asset class;

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

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

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the period ended December 31, 2010.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon entering into a futures contract, the Fund is required to deposit with the broker an amount of cash or liquid securities equal to a specified percentage of the contract amount. This is known as the “initial margin.” Cash held by the broker to cover initial margin requirements on open futures contracts, if any, is recognized as “Deposits with brokers for open futures contracts” on the Statements of Financial Condition. During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss by “marking-to-market” on a daily basis to reflect the changes in market value of the contract and are recognized as a component of “Unrealized appreciation or depreciation on futures contracts, net” on the Statements of Financial Condition and “Change in net unrealized appreciation (depreciation) of futures contracts” on the Statements of Operations. When the contract is closed or expired, the Fund records a realized gain or loss equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as a component of “Realized gain (loss) from futures contracts” on the Statements of Operations.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Risks of investments in commodity futures contracts include the possible adverse movement in the price of the commodities underlying the contracts, the possibility that there may not be a liquid secondary market for the contracts and/or that a change in the value of the contract may not correlate with a change in the value of the underlying commodities. During the three months ended March 31, 2011 and the fiscal year ended December 31, 2010, the Fund entered into futures contracts.

The average number of futures contracts outstanding during the three months ended March 31, 2011, was 3,698. The average number of futures contracts outstanding during the period October 1, 2010 (date on which the Fund began entering into futures contracts) through December 31, 2010, was 3,838.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option expires or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction, including commission, is recognized as a component of “Realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2011 and the fiscal year ended December 31, 2010, the Fund wrote call options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase any options on futures or forward contracts during the three months ended March 31, 2011 or the fiscal year ended December 31, 2010.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Three Months Ended March 31, 2011		Year Ended December 31, 2010
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,813	$1,629,313	—	$—
Options written	3,515	2,487,692	4,670	3,227,880
Options terminated in closing purchase transactions	(2,669)	(2,224,776)	(1,761)	(975,129)
Options expired	(944)	(528,360)	(1,096)	(623,438)
Options exercised	—	—	—	—

Outstanding, end of the period	1,715	$1,363,869	1,813	$1,629,313

The average number of outstanding call option contracts written during the three months ended March 31, 2011, was 1,764. The average number of outstanding call option contracts written during the period October 1, 2010 (date on which the Fund began entering into options contracts) through December 31, 2010, was 1,813.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

Forward contracts are, in general, not cleared or guaranteed by a third party. The Funds may collateralize forward commodity contracts with cash and/or certain securities as indicated on their Statements of Financial Condition or Schedule of Investments, when applicable, and such collateral is held for the benefit of the counterparty in a segregated account at the custodian to protect the counterparty against non-payment by the Fund. In the event of a default by the counterparty, the Fund will seek return of this collateral and may incur certain costs exercising its right with respect to the collateral.

The Fund remains subject to credit risk with respect to the amount it expects to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. If a counterparty becomes bankrupt or

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

The Fund will enter into forward contracts only with large, well-capitalized and well-established financial institutions. The creditworthiness of each of the firms which is a party to a forward contract is monitored by the Manager. The Fund did not enter into any forward contracts during the three months ended March 31, 2011 or the fiscal year ended December 31, 2010.

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

Fair Value Measurements

Fair value is defined as the price that the Fund would receive upon selling an investment or transferring a liability in an orderly transaction to an independent buyer in the principal or most advantageous market of the investment. A three-tier hierarchy is used to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below:

Level 1—Quoted prices in active markets for identical securities.

Level 2—Other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.).

Level 3—Significant unobservable inputs (including management’s assumptions in determining the fair value of investments).

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$—	$191,768,677	$—	$191,768,677
Derivatives:
Futures Contracts*	5,677,692	—	—	5,677,692
Call Options Written	(708,090)	(22,232)	—	(730,322)

Total	$4,969,602	$191,746,445	$—	$196,716,047

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$—	$182,158,211	$—	$182,158,211
Derivatives:
Futures Contracts*	18,854,639	—	—	18,854,639
Call Options Written	(2,903,405)	(590,900)	—	(3,494,305)

Total	$15,951,234	$181,567,311	$—	$197,518,545

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.

    During the three months ended March 31, 2011 and the fiscal year ended December 31, 2010, the Fund recognized no significant transfers to or from Level 1, Level 2 or Level 3.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

In the event the Fund utilizes independent pricing services to value any of its commodity futures and forward contracts, options on commodity futures and forward contracts and OTC commodity options, the pricing service typically will value such commodity futures and forward contracts, options on futures and forward contracts and OTC commodity put options using a range of market data and other information and analysis, including reference to transactions in other comparable investments, if available. The procedures of any independent pricing service provider will be reviewed by the Manager on a periodic basis.

Prices of fixed-income securities, including highly rated zero coupon fixed-income securities, like U.S. Treasury Bills, issued with maturities of one year or less, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. Prices of fixed-income securities are based on the mean between the bid and asked prices. When price quotes are not readily available the pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, evaluations of anticipated cash flows or collateral, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Organization Expenses and Offering Costs

In connection with the Fund’s initial public offering, Nuveen Investments, LLC (i) reimbursed all organization expenses of the Fund and (ii) paid all offering costs (other than underwriting commissions) that exceeded $.05 per share. The Fund’s share of offering costs was recorded as a reduction of the proceeds from the sale of shares.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

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

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the individual trustees are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and does not expect the risk of loss to be immaterial.

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2011 and December 31, 2010, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

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

March 31, 2011

(Unaudited)

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

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations, when applicable. For additional information on the derivative instruments in which Fund invested during and at the end of the reporting period, refer to the Schedule of Investments and Footnote 2 – Summary of Significant Accounting Policies.

The following tables present the fair value of all derivative instruments held by the Fund and the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Three Months Ended March 31, 2011 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	$8,825,906	Unrealized appreciation on futures contracts, net*	$3,148,214
Commodity	Options	—	—	Call options written, at value	730,322
Total			$8,825,906		$3,878,536

		Year Ended December 31, 2010 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	$19,281,313	Unrealized appreciation on futures contracts, net*	$426,674
Commodity	Options	—	—	Call options written, at value	3,494,305
Total			$19,281,313		$3,920,979
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the deposits with brokers as presented on the Statements of Financial Condition.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

3. Derivative Instruments and Hedging Activities (Continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Net Realized Gain (Loss) from:
Futures Contracts Options Written	$25,097,025 2,393,598	$13,688,473 1,480,208
Change in Net Unrealized Appreciation (Depreciation) of:
Futures Contracts Options Written	$(13,176,947 2,498,539)	$18,854,639 (1,864,992)

4. Related Parties

The Manager, the Collateral Sub-advisor and Nuveen Investments, LLC are considered to be related parties to the Fund.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

5. Financial Highlights

The Fund is presenting the following financial highlights related to investment performance and operations for a share outstanding for the three months ended March 31, 2011. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

Three Months Ended March 31, 2011
Net Asset Value:
Net asset value per share—beginning of period	$26.74
Net investment income (loss)	(.10)
Net realized and unrealized gain (loss)	1.82
Distributions	(.44)

Net asset value per share—end of period	$28.02

Market Value:
Market value per share—beginning of period	$25.80

Market value per share—end of period	$27.26

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.44)%

Expenses	1.62%

Total Returns:(b)
Based on Net Asset Value	6.44%

Based on Market Value	7.35%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

6. New Accounting Pronouncement

Financial Accounting Standards Board (“FASB) Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (the “ASU”).

On April 15, 2011, the FASB issued Accounting Standards Update No. 2011-03. The guidance in the ASU is intended to improve the accounting for repurchase agreements (“repos”) and other similar agreements. Specifically, the ASU modifies the criteria for determining when these transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). At this time, management is evaluating the implications of this guidance and the impact it will have to the financial statement amounts or footnote disclosures, if any.

7. Subsequent Events

Issuance of Shares

During April 2011, the Fund filed a Registration Statement on Form S-1with the SEC to register additional Fund shares for future issuance. The Fund has not yet determined the size or timing of any potential future offering.

Name Changes

On April 30, 2011, Nuveen Investments, LLC changed its name to Nuveen Securities, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to Nuveen Commodities Asset Management, LLC (“NCAM” or the “Manager”), Gresham Investment Management LLC (“Gresham” or the “Commodity Sub-advisor”) and Nuveen Asset Management, LLC (the “Collateral Sub-advisor”) and are subject to a number of risks, uncertainties and other factors, both known and unknown, that could cause the actual results, performance, prospects or opportunities of the Nuveen Diversified Commodity Fund (the “Fund”) to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and completed its initial public offering on September 30, 2010. The shares of the Fund trade on the New York Stock Exchange Amex (“NYSE Amex”) under the ticker symbol “CFD.” Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration, therefore no results of operations are presented for the quarter ended March 31, 2010. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks, specifically the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) and the S&P GSCI® Commodity Index (“GSCI”), and passively managed commodity funds. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the DJ-UBSCI when evaluating its underlying commodity futures, forwards, and options positions in the Fund’s portfolio.

Results of Operations

The Quarter Ended March 31, 2011 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $27.26 on the close of business on March 31, 2011. This represents an increase of 5.66% in share price (not including the effect of distributions) from the $25.80 price at which the shares of the Fund traded on the close of business on December 31, 2010. The high and low share prices for the quarter were $28.90 (March 2) and $25.16 (January 10), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on April 1, 2011. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including distributions during the period, for the quarter ended March 31, 2011 was 7.35%. At March 31, 2011, the shares of the Fund traded at a 2.71% discount to the Fund’s net asset value of $28.02.

The Quarter Ended March 31, 2011 – Net Assets of the Fund

The Fund’s net assets increased from $247.8 million at December 31, 2010, to $259.6 million at March 31, 2011, an increase of $11.8 million. The increase in the Fund’s net assets was primarily due to the realization of gains on the Fund’s futures and options portfolio (the commodity portfolio) during the quarter, offset by a decrease in the change in net unrealized value of the Fund’s commodity portfolio, and distributions paid to shareholders.

The Fund’s commodity portfolio rose approximately 6.8% during the period before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI rose 4.5% and using the GSCI, which has greater energy-related exposure than the DJ-UBSCI (70% versus 34%, respectively), the market gained 11.5% over the quarter. Commodity market performance was driven in part by the continuing recovery of global economic growth and the expectation of rising inflation, as well as geopolitical concerns and natural disasters, such as the political unrest in the Middle East and the devastating earthquake and tsunami in Japan, which have affected the supply and demand relationship of various commodities in which the Fund trades.

The Fund’s commodity portfolio performed well in this environment as it generated positive returns in all six principal commodity groups and most sub-groups in which it trades. Among the six principal commodity groups in which the Fund trades, energy, foods and fibers, and livestock led the commodity portfolio’s results and experienced an increase in value of approximately 12%, 10% and 7%, respectively. The remaining commodity groups, precious metals, agriculturals, and industrial metals, experienced increases of nearly 5%, 2% and 2%, respectively. The commodity portfolio’s largest futures position was crude oil, which represented almost 24% of the commodity portfolio at the end of the quarter and generated a return of approximately 11.7% versus the DJ-UBSCI crude oil return of 8.0%. Within the crude oil segment, the commodity portfolio holds both West Texas Intermediate (“WTI”) and Brent crude oil contracts. The DJ-UBSCI only includes WTI crude oil contracts. WTI crude oil is a representation of more U.S. oriented supply. Brent crude oil generally reflects international oil supply as oil from Europe, North Africa and the Middle East is priced off the Brent crude oil price. Generally, as a result of Middle East and North African turmoil and unrest, Brent crude oil contracts rose over 20% over the quarter while WTI gained about 8%. The Commodity Sub-advisor’s inclusion of Brent crude oil in the Fund’s commodity portfolio drove the outperformance by the Fund against the DJ-UBSCI in relation to crude oil.

The commodity call option component of the investment strategy used by the Commodity Sub-advisor was generally successful over the period as it served to limit volatility without sacrificing significant appreciation in the commodity futures contracts. The Commodity Sub-advisor utilizes a quantitatively driven strategy to set the call option strike prices it writes (sells) at various levels out-of-the money. Typically, the more out-of-the-money a written call option strike price is, the more upside potential remains, though this is balanced by less premium received for selling the options. During the quarter, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium without sacrificing any appreciation in the commodity futures contracts which benefited the Fund’s performance. In certain cases where the futures price appreciation was significant, such as cotton, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. While cotton futures prices rose approximately 40%, the commodity portfolio’s futures and options performance was approximately 34%, reflecting the impact of the forgone futures contract appreciation due to the option contracts being exercised. In total, across all of the commodity and options holdings, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 2.3% while experiencing less volatility.

During the quarter ended March 31, 2011, the Fund’s collateral investments generated interest income of $110,343.

The net asset value per share on March 31, 2011, was $28.02. This represents an increase of 4.79% in net asset value (not including the effect of distributions) from the $26.74 net asset value as of December 31, 2010. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on April 1, 2011. The remainder was paid during the quarter. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was 6.44% for the quarter ended March 31, 2011.

The Fund generated net income of $15.9 million for the quarter ended March 31, 2011, resulting from interest income of $0.1 million, net realized gains of $27.5 million, change in net unrealized depreciation of $10.7 million, and net expenses of $1.0 million.

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of March 31, 2011. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	23.75%	16.01%
	Heating Oil	5.21%	4.04%
	Natural Gas	4.05%	10.23%
	Unleaded Gas	3.50%	4.06%

		36.51%	34.34%

Industrial Metals	Aluminum	5.46%	4.98%
	Copper	9.05%	6.86%
	Nickel	1.93%	2.20%
	Zinc	1.43%	2.50%
	Lead	0.88%	—%

		18.75%	16.54%

Agriculturals	Corn	3.98%	7.35%
	Soybean	4.46%	7.36%
	Wheat	3.74%	4.08%
	Soybean Meal	1.75%	—%
	Soybean Oil	1.19%	2.75%

		15.12%	21.54%

Precious Metals	Gold	8.86%	10.04%
	Silver	3.13%	3.92%
	Platinum	0.96%	—%
	Palladium	0.41%	—%

		13.36%	13.96%

Foods and Fibers	Cotton	2.63%	2.59%
	Sugar	3.32%	2.73%
	Coffee	2.07%	2.44%
	Cocoa	0.76%	—%

		8.78%	7.76%

Livestock	Live Cattle	4.32%	3.48%
	Lean Hogs	2.11%	2.38%
	Feeder Cattle	1.05%	—%

		7.48%	5.86%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund implemented its commodity investment activities on October 1, 2010, by taking long positions in commodity futures contracts pursuant to Gresham’s long-only rules-based investment strategy designed to maintain consistent, fully collateralized exposure to commodities as an asset class (Tangible Asset Program or TAP®) and its integrated program of writing commodity call options designed to enhance the risk-adjusted total return of the Fund’s commodity investments (collectively referred to as TAP PLUSSM). The Fund’s investment activity in futures contracts and writing commodity call options do not require a significant outlay of capital. The

Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in short-term, high grade debt securities with any remaining cash balance on deposit with the custodian earning custody fee credits. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

In regards to shareholder transactions, the Fund’s shares trade on the NYSE Amex and shares are not redeemed by the Fund in the normal course of business, thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register additional shares of the Fund for future issuance. The Fund has not yet determined the size or timing of any potential future offering.

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

The commodity broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic commodity futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for, and segregate as belonging to the Fund, all assets of the Fund relating to domestic futures investments. The commodity broker is not allowed to commingle such assets with other assets of, or held by, the commodity broker. In addition, CFTC regulations also require the commodity broker, when acting as the Fund’s futures commission merchant, to hold in a separate account the assets of the Fund related to foreign commodity futures investments and not commingle such assets with other assets of, or held by, the commodity broker.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Sub-advisors, the custodian, the transfer agent, the commodity broker and, to the extent that the Fund enters into OTC transactions, dealers. Management fee payments made to the Manager are calculated as a fixed percentage of the Fund’s net assets. The custodian fee is calculated based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract, or round-turn basis, and payments to forward contract dealers are usually based on a fee or percentage of the notional value of the contract. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

The Fund holds a significant portion of its assets in options, futures and/or forward contracts, and high quality debt instruments, all of which are recorded on a trade date basis and at fair value, with changes in fair value reported on the Statements of Operations as changes in net unrealized appreciation (depreciation).

The use of fair value to measure financial instruments, with related unrealized appreciation (depreciation) recognized in earnings in each period, is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed or the changes occur, respectively.

Interest income, which reflects the amortization of premiums and includes accretion of discount, is recorded on an accrual basis. Interest income also reflects paydown gains and losses, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures and forward contracts and options on futures and forward contracts, which are sensitive to changes in commodity prices as of March 31, 2011. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2011	71	$117.3600	1,000	$8,332,560
	ICE Brent Crude Oil Futures Contract	Long	June 2011	51	117.2000	1,000	5,977,200
	ICE Brent Crude Oil Futures Contract	Long	July 2011	20	116.9700	1,000	2,339,400
	NYMEX Crude Oil Futures Contract	Long	May 2011	291	106.7200	1,000	31,055,520
	NYMEX Crude Oil Futures Contract	Long	July 2011	130	107.7100	1,000	14,002,300
	Heating Oil
	ICE Gas Oil Futures Contract	Long	May 2011	10	989.2500	100	989,250
	ICE Gas Oil Futures Contract	Long	June 2011	25	987.5000	100	2,468,750
	NYMEX Heating Oil Futures Contract	Long	May 2011	65	3.1125	42,000	8,497,125
	NYMEX Heating Oil Futures Contract	Long	July 2011	12	3.1346	42,000	1,579,838
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2011	147	4.3890	10,000	6,451,830
	NYMEX Natural Gas Futures Contract	Long	July 2011	90	4.5330	10,000	4,079,700
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2011	42	3.1077	42,000	5,481,983
	NYMEX Gasoline RBOB Futures Contract	Long	July 2011	28	3.0754	42,000	3,616,670
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2011	218	2,624.5000	25	14,303,525
	LME Primary Aluminum Futures Contract	Short	April 2011	(109)	2,624.5000	25	(7,151,763)
	LME Primary Aluminum Futures Contract	Long	May 2011	109	2,635.0000	25	7,180,375
	LME Primary Aluminum Futures Contract	Short	May 2011	(2)	2,635.0000	25	(131,750)
	Copper
	CEC Copper Futures Contract	Long	May 2011	94	4.3075	25,000	10,122,625
	CEC Copper Futures Contract	Long	July 2011	15	4.3255	25,000	1,622,063
	LME Copper Futures Contract	Long	April 2011	50	9,420.0000	25	11,775,000
	Nickel
	LME Nickel Futures Contract	Long	April 2011	16	26,086.0000	6	2,504,256
	LME Nickel Futures Contract	Long	May 2011	17	26,093.0000	6	2,661,486
	LME Nickel Futures Contract	Short	May 2011	(1)	26,093.0000	6	(156,558)
	Zinc
	LME Zinc Futures Contract	Long	April 2011	63	2,351.2500	25	3,703,219
	LME Zinc Futures Contract	Short	April 2011	(31)	2,351.2500	25	(1,822,219)
	LME Zinc Futures Contract	Long	May 2011	31	2,351.7500	25	1,822,606
	LME Zinc Futures Contract	Short	May 2011	(31)	2,351.7500	25	(1,822,606)
	LME Zinc Futures Contract	Long	July 2011	31	2,366.5000	25	1,834,038
	Lead
	LME Lead Futures Contract	Long	April 2011	33	2,740.5000	25	2,260,913
	LME Lead Futures Contract	Short	April 2011	(17)	2,740.5000	25	(1,164,713)
	LME Lead Futures Contract	Long	May 2011	17	2,714.5000	25	1,153,663
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	May 2011	153	6.9325	5,000	5,303,363
	CBOT Corn Futures Contract	Long	July 2011	144	7.0100	5,000	5,047,200
	Soybean
	CBOT Soybean Futures Contract	Long	May 2011	119	14.1025	5,000	8,390,988
	CBOT Soybean Futures Contract	Long	July 2011	45	14.2100	5,000	3,197,250
	Wheat
	CBOT Wheat Futures Contract	Long	May 2011	120	7.6325	5,000	4,579,500
	CBOT Wheat Futures Contract	Long	July 2011	7	7.9925	5,000	279,738
	KCBT Wheat Futures Contract	Long	May 2011	107	9.0800	5,000	4,857,800
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2011	123	370.7000	100	4,559,610
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2011	88	0.5878	60,000	3,103,584
Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2011	160	1,439.9000	100	23,038,400
	Silver
	CEC Silver Futures Contract	Long	May 2011	43	37.8880	5,000	8,145,920
	Platinum
	NYMEX Platinum Futures Contract	Long	July 2011	28	1,783.2000	50	2,496,480
	Palladium
	NYMEX Palladium Futures Contract	Long	June 2011	14	767.9000	100	1,075,060

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	May 2011	51	$2.0023	50,000	$5,105,865
	ICE Cotton Futures Contract	Long	July 2011	18	1.9290	50,000	1,736,100
	Sugar
	ICE Sugar Futures Contract	Long	May 2011	194	0.2711	112,000	5,890,461
	ICE Sugar Futures Contract	Long	July 2011	98	0.2504	112,000	2,748,390
	Coffee
	ICE Coffee C Futures Contract	Long	May 2011	41	2.6415	37,500	4,061,306
	ICE Coffee C Futures Contract	Long	July 2011	1	2.6675	37,500	100,031
	LIFFE Coffee Robusta Futures Contract	Long	May 2011	20	2,528.0000	10	505,600
	LIFFE Coffee Robusta Futures Contract	Long	July 2011	30	2,418.0000	10	725,400
	Cocoa
	ICE Cocoa Futures Contract	Long	May 2011	67	2,952.0000	10	1,977,840
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2011	147	1.2155	40,000	7,147,140
	CME Live Cattle Futures Contract	Long	June 2011	593	1.2098	40,000	2,855,010
	CME Live Cattle Futures Contract	Long	August 2011	25	1.2218	40,000	1,221,750
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	June 2011	112	1.0388	40,000	4,653,600
	CME Lean Hogs Futures Contract	Long	July 2011	20	1.0375	40,000	830,000
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2011	39	1.3938	50,000	2,717,813

Commodity Call Options

Commodity Group	Contract		Contract Expiration	Number of Contracts	Strike Price		Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options		May 2011	(71)	$127.0		$(17,040)
	NYMEX Crude Oil Futures Options		April 2011	(211)	114.0		(126,600)
	Heating Oil
	NYMEX Heating Oil Futures Options		April 2011	(52)	3.4		(37,128)
	Natural Gas
	NYMEX Natural Gas Futures Options		April 2011	(118)	4,800.0		(49,560)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options		April 2011	(35)	33,800.0		(24,990)
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options		April 2011	(108)	2,800.0		(324)
	Copper
	LME Copper Futures Options		April 2011	(50)	11,000.0		—
	Nickel
	LME Nickel Futures Options		April 2011	(16)	31,000.0		—
	Zinc
	LME Zinc Futures Options		April 2011	(32)	2,750.0		—
	Lead
	LME Lead Futures Options		April 2011	(16)	2,725.0		(21,908)
Agriculturals	Corn
	CBOT Corn Futures Options		April 2011	(148)	850.0		(15,725)
	Soybean
	CBOT Soybean Futures Options		April 2011	(82)	1,640.0		(5,637)
	Wheat
	CBOT Wheat Futures Options		April 2011	(58)	1,010.0		(1,450)
	CBOT Wheat Futures Options		April 2011	(2)	950.0		(150)
	CBOT Wheat Futures Options		June 2011	(3)	890.0		(4,950)
	KCBT Wheat Futures Options		April 2011	(54)	1,120.0		(9,113)
	Soybean Meal
	CBOT Soybean Meal Futures Options		April 2011	(55)	440.0		(1,100)
	CBOT Soybean Meal Futures Options		April 2011	(7)	410.0		(525)
	Soybean Oil
	CBOT Soybean Oil Futures Options		April 2011	(44)	650.0		(2,772)
Precious Metals	Gold
	CEC Gold Futures Options		May 2011	(80)	1,590.0		(21,600)
	Silver
	CEC Silver Futures Options		April 2011	(22)	3,700.0		(195,580)

Commodity Call Options (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Foods and Fibers	Cotton
	ICE Cotton Futures Options	April 2011	(35)	$220.0	$(13,650)
	Sugar
	ICE Sugar Futures Options	April 2011	(130)	332.5	(4,368)
	ICE Sugar Futures Options	April 2011	(16)	327.5	(717)
	Coffee
	ICE Coffee C Futures Options	April 2011	(26)	302.5	(390)
	ICE Coffee C Futures Options	April 2011	(1)	312.5	(1,125)
	Cocoa
	ICE Cocoa Futures Options	April 2011	(34)	3,700.0	(340)
Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2011	(143)	120.0	(94,380)
	Lean Hogs
	CME Lean Hogs Futures Options	June 2011	(66)	106.0	(79,200)

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in short-term, high grade debt securities which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2011, the Fund held agency notes and discount notes, and U.S. Treasury bills worth $130,014,305 with a total par value of $130,000,000.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Item 1A. Risk Factors of the December 31, 2010 Form 10-K filed with the SEC. These include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

The Fund’s primary non-trading risk exposure is interest rate risk as it relates to its collateral investments in short-term, high grade debt securities which is mitigated due to the short term nature of these debt securities, as well as by ensuring that the collateral investments are rated at the highest rating applicable for the type of investment as determined by at least one nationally recognized statistical rating organization or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Manager of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the Risk Factors since last reported on Part 1, Item 1A of the Fund’s Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the fiscal quarter ended on March 31, 2011.

c) There were no repurchases made by the Fund or any of its affiliates within the fiscal quarter ended on March 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Amended and Restated Trust Agreement of the Fund. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on September 23, 2010 as an exhibit to Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (File No. 333-130360) and incorporated by reference herein

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN DIVERSIFIED COMMODITY FUND

By:	Nuveen Commodities Asset Management, LLC, its Manager

Date: May 10, 2011

/s/ Gifford R. Zimmerman
Gifford R. Zimmerman Chief Administrative Officer (Principal Executive Officer)

Date: May 10, 2011

/s/ Stephen D. Foy
Stephen D. Foy Chief Financial Officer (Principal Financial Officer)