Form 10-Q
period 2011-06-30
Nuveen Diversified Commodity Fund
filed 2011-08-10
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, the registrant had 9,267,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Short-term investments, at value (cost $188,068,684 and $182,130,272, respectively)	$188,089,037	$182,158,211
Cash	—	16
Deposits with brokers	58,653,805	50,972,757
Interest receivable	677,277	3
Unrealized appreciation on futures contracts, net	—	18,854,639
Other assets	29,517	—

Total assets	247,449,636	251,985,626

LIABILITIES
Call options written, at value (premiums received $1,175,208 and $1,629,313, respectively)	676,121	3,494,305
Unrealized depreciation on futures contracts, net	4,101,645	—
Payable for distributions	1,343,721	—
Accrued expenses:
Management fees	251,859	254,641
Other	406,408	478,932

Total liabilities	6,779,754	4,227,878

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,267,040 shares issued and outstanding at June 30, 2011 and December 31, 2010	220,787,270	220,787,270
Accumulated undistributed earnings (deficit)	19,882,612	26,970,478

Total shareholders’ capital (Net assets)	240,669,882	247,757,748

Total liabilities and shareholders’ capital	$247,449,636	$251,985,626

Net assets	$240,669,882	$247,757,748

Shares outstanding	9,267,040	9,267,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$25.97	$26.74

Market value per share outstanding	$26.25	$25.80

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

June 30, 2011

(Unaudited)

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 20,692	Federal National Mortgage Association	6.125%	3/15/12	AAA	$21,535,447
5,000	Federal National Mortgage Association	3.625%	8/15/11	AAA	5,021,530
20,000	Federal National Mortgage Association	0.000%	2/04/12	AAA	19,977,020
20,030	Federal Home Loan Mortgage Corporation	4.500%	11/15/11	AAA	20,357,891
30,000	Federal Home Loan Mortgage Corporation	0.000%	8/17/11	AAA	29,999,220
35,000	U.S. Treasury Bills	0.000%	9/22/11	AAA	34,997,970
15,000	U.S. Treasury Bills	0.000%	12/15/11	AAA	14,994,435
5,000	U.S. Treasury Bills	0.000%	9/15/11	AAA	4,999,790
5,000	U.S. Treasury Bills	0.000%	10/20/11	AAA	4,999,460
29,000	U.S. Treasury Notes	4.750%	5/31/12	AAA	30,199,643

184,722	Total U.S. Government And Agency Obligations (cost $187,062,053)				187,082,406

	Repurchase Agreements
1,007	Repurchase Agreement with State Street Bank, dated 6/30/11, repurchase price $1,006,631 U.S. Treasury Notes, 1.000%, due 4/30/12, value $1,020,000	0.010%	7/01/11	N/A	1,006,631

	Total Repurchase Agreements (cost $1,006,631)				1,006,631

	Total Short Term Investments (cost $188,068,684)				$188,089,037

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2011	70	$7,873,600	$(381,500)
	ICE Brent Crude Oil Futures Contract	Long	September 2011	71	7,981,110	(140,200)
	NYMEX Crude Oil Futures Contract	Long	August 2011	204	19,465,680	(895,560)
	NYMEX Crude Oil Futures Contract	Long	September 2011	171	16,409,160	(812,911)
	NYMEX Crude Oil Futures Contract	Long	November 2011	35	3,396,400	(880)

	Total Crude Oil					(2,231,051)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	August 2011	34	3,160,300	121,975
	NYMEX Heating Oil Futures Contract	Long	August 2011	51	6,310,975	353,216
	NYMEX Heating Oil Futures Contract	Long	September 2011	17	2,114,582	(90,838)
	NYMEX Heating Oil Futures Contract	Long	November 2011	8	1,006,790	1,243

	Total Heating Oil					385,596

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2011	114	4,986,360	(78,660)
	NYMEX Natural Gas Futures Contract	Long	September 2011	91	3,997,630	(189,064)
	NYMEX Natural Gas Futures Contract	Long	November 2011	20	910,600	5,530

	Total Natural Gas					(262,194)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy (continued)	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2011	36	$4,489,430	$339,746
	NYMEX Gasoline RBOB Futures Contract	Long	September 2011	35	4,306,218	(101,010)

	Total Unleaded Gas					238,736

	Total Energy					(1,868,913)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	July 2011	216	13,549,950	(780,356)
	LME Primary Aluminum Futures Contract	Short	July 2011	(110)	(6,900,438)	87,838
	LME Primary Aluminum Futures Contract	Long	September 2011	60	3,796,500	(53,250)
	LME Primary Aluminum Futures Contract	Long	November 2011	45	2,862,000	5,906

	Total Aluminum					(739,862)

	Copper
	CEC Copper Futures Contract	Long	September 2011	59	6,316,688	183,615
	CEC Copper Futures Contract	Long	December 2011	48	5,157,000	119,175
	LME Copper Futures Contract	Long	July 2011	49	11,541,950	281,444

	Total Copper					584,234

	Nickel
	LME Nickel Futures Contract	Long	July 2011	32	4,493,376	9,216

	Zinc
	LME Zinc Futures Contract	Long	July 2011	63	3,698,100	111,275
	LME Zinc Futures Contract	Short	July 2011	(32)	(1,878,400)	(119,875)
	LME Zinc Futures Contract	Long	September 2011	30	1,773,563	115,312

	Total Zinc					106,712

	Lead
	LME Lead Futures Contract	Long	July 2011	31	2,074,675	127,100

	Total Industrial Metals					87,400

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	September 2011	224	$7,257,600	$(533,290)
	CBOT Corn Futures Contract	Long	December 2011	79	2,450,975	(94,700)

	Total Corn					(627,990)

	Soybean
	CBOT Soybean Futures Contract	Long	November 2011	160	10,352,000	(364,438)

	Wheat
	CBOT Wheat Futures Contract	Long	September 2011	102	3,132,675	(505,382)
	CBOT Wheat Futures Contract	Long	December 2011	19	624,625	(150,050)
	KCBT Wheat Futures Contract	Long	September 2011	107	3,783,788	(583,900)

	Total Wheat					(1,239,332)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2011	121	4,003,890	(280,150)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2011	55	1,852,950	(77,408)
	CBOT Soybean Oil Futures Contract	Long	January 2012	30	1,015,560	(8,393)

	Total Soybean Oil					(85,801)

	Total Agriculturals					(2,597,711)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2011	158	23,744,240	(398,160)

	Silver
	CEC Silver Futures Contract	Long	September 2011	42	7,314,720	270,270

	Platinum
	NYMEX Platinum Futures Contract	Long	October 2011	27	2,330,235	(130,275)

	Palladium
	NYMEX Palladium Futures Contract	Long	September 2011	13	988,845	50,970

	Total Precious Metals					(207,195)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2011	81	4,802,895	(491,289)

	Sugar
	ICE Sugar Futures Contract	Long	October 2011	273	8,053,718	714,040
	ICE Sugar Futures Contract	Long	March 2012	10	287,952	(851)

	Total Sugar					713,189

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Foods and Fibers (continued)	Coffee
	ICE Coffee C Futures Contract	Long	September 2011	33	$3,286,800	$(27,088)
	ICE Coffee C Futures Contract	Long	December 2011	12	1,210,500	42,225
	LIFFE Coffee Robusta Futures Contract	Long	September 2011	47	1,174,060	24,440

	Total Coffee					39,577

	Cocoa
	ICE Cocoa Futures Contract	Long	September 2011	66	2,079,660	141,400

	Total Foods and Fibers					402,877

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2011	206	9,136,100	68,399
	CME Live Cattle Futures Contract	Long	October 2011	20	937,600	(6,280)

	Total Live Cattle					62,119

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	July 2011	66	2,492,160	39,590
	CME Lean Hogs Futures Contract	Long	August 2011	35	1,283,450	(3,550)
	CME Lean Hogs Futures Contract	Long	October 2011	32	1,103,680	(27,000)

	Total Lean Hogs					9,040

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	September 2011	37	2,570,113	10,738

	Total Livestock					81,897

	Total Futures Contracts outstanding					$(4,101,645)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil

	ICE Brent Crude Oil Futures Options	August 2011	(70)	$129.5	$(700)

	NYMEX Crude Oil Futures Options	July 2011	(204)	109.0	(12,240)

	NYMEX Crude Oil Futures Options	August 2011	(1)	106.0	(760)

	Total Crude Oil				(13,700)

	Heating Oil

	NYMEX Heating Oil Futures Options	July 2011	(51)	3.1	(72,828)

	Natural Gas

	NYMEX Natual Gas Futures Options	July 2011	(113)	4,750.0	(46,330)

	Unleaded Gas

	NYMEX Gasoline RBOB Futures Options	July 2011	(36)	30,600.0	(70,610)

	Total Energy				(203,468)

Industrial Metals	Aluminum

	LME Primary Aluminum Futures Options	July 2011	(106)	2,900.0	—

	Copper

	LME Copper Futures Options	July 2011	(49)	10,100.0	(956)

	Nickel

	LME Nickel Futures Options	July 2011	(16)	26,900.0	(15)

	Zinc

	LME Zinc Futures Options	July 2011	(31)	2,500.0	(1,255)

	Lead

	LME Lead Futures Options	July 2011	(16)	2,800.0	(3,316)

	Total Industrial Metals				(5,542)

Agriculturals	Corn

	CBOT Corn Futures Options	August 2011	(149)	820.0	(9,313)

	CBOT Corn Futures Options	August 2011	(2)	740.0	(413)

	Total Corn				(9,726)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals (continued)	Soybean

	CBOT Soybean Futures Options	October 2011	(80)	$1,580.0	$(38,000)

	Wheat

	CBOT Wheat Futures Options	August 2011	(58)	740.0	(17,400)

	CBOT Wheat Futures Options	August 2011	(2)	670.0	(1,600)

	KCBT Wheat Futures Options	August 2011	(52)	850.0	(17,875)

	KCBT Wheat Futures Options	August 2011	(1)	790.0	(750)

	Total Wheat				(37,625)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2011	(60)	400.0	(20,700)

	Soybean Oil

	CBOT Soybean Oil Futures Options	November 2011	(43)	680.0	(12,384)

	Total Agriculturals				(118,435)

Precious Metals	Gold

	CEC Gold Futures Options	July 2011	(79)	1,725.0	(1,580)

	Silver

	CEC Silver Futures Options	August 2011	(21)	3,975.0	(42,735)

	Total Precious Metals				(44,315)

Foods and Fibers	Cotton

	ICE Cotton Futures Options	November 2011	(38)	1,580.0	(50,160)

	ICE Cotton Futures Options	November 2011	(2)	1,510.0	(3,430)

	Total Cotton				(53,590)

	Sugar

	ICE Sugar Futures Options	September 2011	(141)	285.0	(175,291)

	Coffee

	ICE Coffee C Futures Options	August 2011	(28)	302.5	(40,950)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Foods and Fibers (continued)	Cocoa

	ICE Cocoa Futures Options	August 2011	(33)	$3,350.0	$(16,830)

	Total Foods and Fibers				(286,661)

Livestock	Live Cattle

	CME Live Cattle Futures Options	August 2011	(142)	121.0	(17,040)

	Lean Hogs

	CME Lean Hogs Futures Options	July 2011	(66)	102.0	(660)

	Total Livestock				(17,700)

	Total Call Options Written outstanding (premiums received $1,175,208)		(1,690)		$(676,121)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investor Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long futures contract. The London Clearing House is the counterparty for both the long and short position.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Investment Income:
Interest	$73,513	$—		$183,856	$—

Total Investment Income	73,513	—		183,856	—

Expenses:
Management fees	785,305	—		1,559,406	—
Brokerage commissions	45,188	—		85,276	—
Custodian’s fees and expenses	31,605	—		35,442	—
Organization expenses	—	60,000		—	77,000
Trustees’ fees and expenses	27,500	—		60,625	—
Professional fees	53,888	—		138,195	—
Shareholder reporting expense	53,382	—		110,305	—
Other expenses	7,888	—		19,247	—

Total expenses before expense reimbursement	1,004,756	60,000		2,008,496	77,000
Expense reimbursement	—	(60,000)		—	(77,000)

Net expenses	1,004,756	—		2,008,496	—

Net investment income (loss)	(931,243)	—		(1,824,640)	—

Net realized gain (loss) from:
Short-term investments	10,899	—		10,899	—
Futures contracts	(7,066,543)	—		18,030,482	—
Call options written	2,963,912	—		5,357,510	—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	10,559	—		(7,586)	—
Futures contracts	(9,779,337)	—		(22,956,284)	—
Call options written	(134,460)	—		2,364,079	—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(13,994,970)	—		2,799,100	—

Net income (loss)	$(14,926,213)	$—		$974,460	$—

Net income (loss) per weighted-average share	$(1.61)	$—	(1)	$0.11	$—	(1)
Weighted-average shares outstanding	9,267,040	840	(1)	9,267,040	840	(1)

(1)	For the period May 11, 2010 through June 30, 2010.

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

(Unaudited)

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Shareholders’ capital—beginning of period	$247,757,748	$—
Issuance of shares, net of offering costs	—	220,787,270

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,824,640)	(1,185,458)
Net realized gain (loss) from:
Short-term investments	10,899	832
Futures contracts	18,030,482	13,688,473
Call options written	5,357,510	1,480,208
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(7,586)	27,939
Futures contracts	(22,956,284)	18,854,639
Call options written	2,364,079	(1,864,992)

Net income (loss)	974,460	31,001,641

Distributions to shareholders	(8,062,326)	(4,031,163)

Shareholders’ capital—end of period	$240,669,882	$247,757,748

Shares—beginning of period	9,267,040	—
Issuance of shares	—	9,267,040

Shares—end of period	9,267,040	9,267,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$974,460	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,059,885,820)	—
Proceeds from sales and maturities of short-term investments	1,053,519,063	—
Cash paid for call options written	(448,520)	—
Premiums received for call options written	5,351,925	—
Amortization (Accretion)	439,244	—
(Increase) Decrease in:
Deposits with brokers for open futures contracts	(7,681,048)	—
Interest receivable	(677,274)	—
Receivable from Manager	—	(77,000)
Other assets	(29,517)	—
Increase (Decrease) in:
Unrealized depreciation on futures contracts, net	22,956,284	—
Payable for organization expenses	—	77,000
Accrued management fees	(2,782)	—
Other accrued expenses	(72,524)	—
Net realized (gain) loss from:
Short-term investments	(10,899)	—
Call options written	(5,357,510)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	7,586	—
Call options written	(2,364,079)	—

Net cash provided by (used in) operating activities	6,718,589	—

Cash flows from financing activities:
Proceeds from issuance of shares	—	20,055
Cash distributions to shareholders	(6,718,605)	—

Net cash provided by (used in) financing activities	(6,718,605)	20,055

Net increase (decrease) in cash	(16)	20,055
Cash—beginning of period	16	—

Cash—end of period	$—	$20,055

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1. Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. On May 11, 2010, the Fund issued 840 shares to Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen”). NCAM is a Delaware limited liability company registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”). The Fund completed its initial public offering of 8,550,000 shares on September 30, 2010. During October 2010, the Fund, upon exercise of the over-allotment option granted to the underwriters in connection with the Fund’s initial public offering, issued an additional 716,200 shares. The Fund operates pursuant to an Amended and Restated Trust Agreement (“Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE Amex under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

Prior to its initial public offering, the Fund had no operations other than those related to organizational matters. The Fund received an initial capital contribution of $20,055 from the Manager, and recorded organizational expenses that were reimbursed by Nuveen Investments, LLC, an affiliate of the Manager and a wholly-owned subsidiary of Nuveen. Effective April 30, 2011, Nuveen Investments, LLC changed its name to Nuveen Securities, LLC.

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

The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks, specifically the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) and the S&P GSCI® Commodity Index (“GSCI”), and passively managed commodity funds. Risk-adjusted total return refers to the income and capital appreciation generated by a portfolio (the combination of which equals its total return) per unit of risk taken, with such risk measured by the volatility of the portfolio’s total returns over a specific period of time. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures, forward and options contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund’s investment strategy has three elements:

•

An actively managed portfolio of commodity futures and forward contracts utilizing Gresham’s proprietary Tangible Asset Program®, or TAP®, a long-only rules-based commodity investment strategy designed to maintain consistent, fully collateralized exposure to commodities as an asset class;

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon entering into a futures contract, the Fund is required to deposit with the broker an amount of cash or liquid securities equal to a specified percentage of the contract amount. This is known as the “initial margin.” Cash held by the broker to cover initial margin requirements on open futures contracts, if any, is recognized as “Deposits with brokers” on the Statements of Financial Condition. During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss by “marking-to-market” on a daily basis to reflect the changes in market value of the contract, which are recognized as a component of “Unrealized appreciation or depreciation on futures contracts, net” on the Statements of Financial Condition and “Change in net unrealized appreciation (depreciation) of futures contracts” on the Statements of Operations. When the contract is closed or expired, the Fund records a realized gain or loss equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as a component of “Net realized gain (loss) from futures contracts” on the Statements of Operations.

The Fund expects to invest only in long futures contracts. Some short futures positions may arise in futures contracts traded on the London Metal Exchange (“LME”) solely for the purpose of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund has previously entered into a long futures contract. The LME Clearing House is the counterparty for both the long and short positions.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Risks of investments in commodity futures contracts include possible adverse movement in the price of the commodities underlying the contracts, the possibility that there may not be a liquid secondary market for the contracts and the possibility that a change in the value of the contract may not correlate with a change in the value of the underlying commodities.

The average number of futures contracts outstanding during the six months ended June 30, 2011, was 3,728. The average number of futures contracts outstanding during the period October 1, 2010 (date on which the Fund began entering into futures contracts) through December 31, 2010, was 3,838.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option expires or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction, including commission, is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Fund wrote call options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase options on futures or forward contracts during the six months ended June 30, 2011 or the year ended December 31, 2010.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Six Months Ended June 30, 2011		Year Ended December 31, 2010
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,813	$1,629,313	—	$—
Options written	7,515	5,351,925	4,670	3,227,880
Options terminated in closing purchase transactions	(5,218)	(4,151,198)	(1,761)	(975,129)
Options expired	(2,420)	(1,654,832)	(1,096)	(623,438)

Outstanding, end of the period	1,690	$1,175,208	1,813	$1,629,313

The average number of outstanding call option contracts written during the six months ended June 30, 2011, was 1,739. The average number of outstanding call option contracts written during the period October 1, 2010 (date on which the Fund began entering into options contracts) through December 31, 2010, was 1,813.

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

Forward contracts are, in general, not cleared or guaranteed by a third party. The Fund may collateralize forward commodity contracts with cash and/or certain securities as indicated on its Statements of Financial Condition or Schedule of Investments, when applicable, and such collateral is held for the benefit of the counterparty in a segregated account at the custodian to protect the counterparty against non-payment by the Fund. In the event of a default by the counterparty, the Fund will seek return of this collateral and may incur certain costs exercising its right with respect to the collateral.

The Fund remains subject to credit risk with respect to the amount it expects to receive from counterparties, as those amounts are not similarly collateralized by the counterparty. If a counterparty becomes bankrupt or

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

The Fund will enter into forward contracts only with large, well-capitalized and well-established financial institutions. The creditworthiness of each of the firms which is a party to a forward contract is monitored by the Manager. The Fund did not enter into any forward contracts during the six months ended June 30, 2011 or the fiscal year ended December 31, 2010.

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

Fair Value Measurements

Fair value is defined as the price that the Fund would receive upon selling an investment or transferring a liability in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment. A three-tier hierarchy is used to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized in the three broad levels listed below:

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

June 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$—	$188,089,037	$—	$188,089,037
Derivatives:
Futures Contracts*	(4,101,645)	—	—	(4,101,645)
Call Options Written	(670,579)	(5,542)	—	(676,121)

Total	$(4,772,224)	$188,083,495	$—	$183,311,271

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$—	$182,158,211	$—	$182,158,211
Derivatives:
Futures Contracts*	18,854,639	—	—	18,854,639
Call Options Written	(2,903,405)	(590,900)	—	(3,494,305)

Total	$15,951,234	$181,567,311	$—	$197,518,545

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.

    During the six months ended June 30, 2011 and the fiscal year ended December 31, 2010, the Fund recognized no significant transfers to or from Level 1, Level 2 or Level 3.

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

June 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

In the event the Fund utilizes independent pricing services to value any of its commodity futures and forward contracts, options on commodity futures and forward contracts and OTC commodity options, the pricing services typically will value such commodity futures and forward contracts, options on futures and forward contracts and OTC commodity put options using a range of market data and other information and analysis, including reference to transactions in other comparable investments, if available. The procedures of any independent pricing service provider will be reviewed by the Manager on a periodic basis.

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

June 30, 2011

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

“Average daily net assets” means the total assets of the Fund, minus the sum of its total liabilities.

The Manager and the Fund have entered into Sub-Advisory Agreements with the Commodity Sub-advisor and the Collateral Sub-advisor. Both the Commodity Sub-advisor and Collateral Sub-advisor (collectively, the “Sub-advisors”) are compensated for their services to the Fund from the management fees paid to the Manager.

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

Organization Expenses and Offering Costs

In connection with the Fund’s initial public offering, Nuveen Securities, LLC (i) reimbursed all organization expenses of the Fund and (ii) paid all offering costs (other than underwriting commissions) that exceeded $.05 per share. The Fund’s share of offering costs was recorded as a reduction of the proceeds from the sale of shares.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the individual trustees are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be immaterial.

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2011 and December 31, 2010, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

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

June 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Credit risk is the possibility that a loss may occur due to failure of a counterparty to perform according to the terms of the forwards, futures and option contracts. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized on the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments.

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations, when applicable. For additional information on the derivative instruments in which the Fund invested during and at the end of the reporting period, refer to the Schedule of Investments and Footnote 2 – Summary of Significant Accounting Policies.

The following tables present the fair value of all derivative instruments held by the Fund and the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Six Months Ended June 30, 2011 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized depreciation on futures contracts, net*	$3,224,663	Unrealized depreciation on futures contracts, net*	$7,326,308
Commodity	Options	—	—	Call options written, at value	676,121
Total			$3,224,663		$8,002,429

		Year Ended December 31, 2010 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	$19,281,313	Unrealized appreciation on futures contracts, net*	$426,674
Commodity	Options	—	—	Call options written, at value	3,494,305
Total			$19,281,313		$3,920,979
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the “Deposits with brokers for open futures contracts” or the “Unrealized appreciation (depreciation) on futures contracts, net” as presented on the Statements of Financial Condition.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

3. Derivative Instruments and Hedging Activities (Continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Net Realized Gain (Loss) from:
Futures Contracts Options Written	$18,030,482 5,357,510	$13,688,473 1,480,208
Change in Net Unrealized Appreciation (Depreciation) of:
Futures Contracts Options Written	$(22,956,284 2,364,079)	$18,854,639 (1,864,992)

4. Related Parties

The Manager, the Collateral Sub-advisor and Nuveen Securities, LLC are considered to be related parties to the Fund.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

5. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	June 30, 2011	June 30, 2011	June 30, 2011	June 30, 2011
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value:
Net asset value per share—beginning of period(a)	$28.02	$23.88	$26.74	$23.88
Net investment income (loss)	(.10)	—	(.20)	—
Net realized and unrealized gain (loss)	(1.51)	—	(.30)	—
Distributions	(.44)	—	(.87)	—

Net asset value per share—end of period	$25.97	$23.88	$25.97	23.88

Market Value:
Market value per share—beginning of period	$27.26	$—	$25.80	$—

Market value per share—end of period	$26.25	$—	$26.25	$—

Ratios to Average Net Assets:(b)
Net investment income (loss)	(1.48)%	—%	(1.46)%	—%

Expenses	1.60%	—%	1.61%	—%

Total Returns:(c)
Based on Net Asset Value	(5.82)%	—%	.25%	—%

Based on Market Value	(2.15)%	—%	5.03%	—%

(a)	Represents initial offering proceeds per share before offering costs for the three months ended June 30, 2010 and six months ended June 30, 2010, respectively.
(b)	Annualized.
(c)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

6. New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

On April 15, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-03 (“ASU No. 2011-03”). The guidance in ASU No. 2011-03 is intended to improve the accounting for repurchase agreements (“repos”) and other similar agreements. Specifically, ASU No. 2011-03 modifies the criteria for determining when these transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). The effective date of ASU No. 2011-03 is for interim and annual periods beginning on or after December 15, 2011. At this time, management is evaluating the implications of this guidance and the impact it will have to the financial statement amounts or footnote disclosures, if any.

Fair Value Measurements and Disclosures

On May 12, 2011, the FASB issued ASU No. 2011-04 (“ASU No. 2011-04”) modifying Topic 820, Fair Value Measurements and Disclosures. At the same time, the International Accounting Standards Board (“IASB”) issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement. The objective of the FASB and IASB is convergence of their guidance on fair value measurements and disclosures. Specifically, the ASU requires reporting entities to disclose i) the amounts of any transfers between Level 1 and Level 2, and the reasons for the transfers, ii) for Level 3 fair value measurements, a) quantitative information about significant unobservable inputs used, b) a description of the valuation processes used by the reporting entity and c) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. The effective date of ASU No. 2011-04 is for interim and annual periods beginning after December 15, 2011. At this time, management is evaluating the implications of this guidance and the impact it will have on the financial statement amounts and footnote disclosures, if any.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and completed its initial public offering on September 30, 2010. The shares of the Fund trade on the NYSE Amex under the ticker symbol “CFD.” Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration; therefore, no results of operations are presented for periods ending prior to September 30, 2010 in the results of operations discussion below. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks, specifically the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) and the S&P GSCI® Commodity Index (“GSCI”), and passively managed commodity funds. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the DJ-UBSCI when evaluating the commodity futures, forwards, and options positions (the commodity portfolio) in the Fund’s portfolio.

The Quarter Ended June 30, 2011 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $26.25 on the close of business on June 30, 2011. This represents a decrease of 3.71% in share price (not including the effect of distributions) from the $27.26 price at which the shares of the Fund traded on the close of business on March 31, 2011. The high and low share prices for the quarter were $29.40 (April 29) and $24.55 (June 24), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on July 1, 2011. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including distributions during the period, for the quarter ended June 30, 2011 was -2.15%. At June 30, 2011, the shares of the Fund traded at a 1.08% premium to the Fund’s net asset value of $25.97.

The Quarter Ended June 30, 2011 – Net Assets of the Fund

The Fund’s net assets decreased from $259.6 million at March 31, 2011, to $240.7 million at June 30, 2011, a decrease of $18.9 million. The decrease in the Fund’s net assets was primarily due to the realization of $4.1 million in net losses and a change of $9.9 million in net unrealized depreciation on the Fund’s commodity portfolio during the quarter, a net investment loss of $0.9 million, and $4 million of distributions declared to shareholders.

The Fund’s commodity portfolio fell approximately 5.8% during the quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, fell 6.7% during the quarter, and the GSCI which has greater energy-related exposure than the DJ-UBSCI (69% versus 34%, respectively), fell 8.0% over the quarter. Commodity market performance was driven by growing concerns about the weakening global macroeconomic environment, specifically concerns about Europe’s continued sovereign debt troubles, slowing global economic growth, a possible double-dip recession in the United States, and continued unrest in the Middle East, which have affected the supply and demand relationship of various commodities in which the Fund trades.

Given this environment, five of the six principal commodity groups in the DJ-UBSCI declined in the second quarter of 2011 with only precious metals, on the strength of gold, posting a positive result. The Fund’s commodity portfolio experienced a decrease in value among all six groups. The most significant declines were in agriculturals, livestock and energy, which experienced decreases of approximately 12%, 8%, and 7%, respectively. The Fund’s holdings in foods and fibers, industrial metals, and precious metals experienced decreases of approximately 3%, 3%, and 1%, respectively. Most of the individual commodities in which the Fund trades experienced a decrease in value, with the exception of sugar, cocoa, and gold, which experienced increases in value of approximately 9%, 6%, and 4%, respectively. When compared to its benchmark, the Fund outperformed the DJ-UBSCI by approximately 1.0% for the quarter, before considering the expenses of the Fund, due to the Fund’s commodity weighting differences and trading strategy. Five of the six commodity groups in which the Fund trades outperformed the benchmark, led by the portfolio’s investments in agriculturals which outperformed the DJ-UBSCI due mainly to the underweight in soybeans and in Chicago wheat, along with the inclusion of Kansas City wheat, which is not held in the DJ-UBSCI. The Fund’s investment in the energy group also outperformed the DJ-UBSCI, mostly due to the Fund’s smaller allocation to natural gas. The commodity portfolio’s sole underperforming group when compared to the DJ-UBSCI was precious metals.

The commodity call option component of the investment strategy used by the Commodity Sub-advisor was generally successful over the period as it served to limit volatility without sacrificing significant appreciation in the commodity futures contracts. The Commodity Sub-advisor utilizes a quantitatively driven strategy to set the call option strike prices it writes (sells) at various levels out-of-the money. Typically, the more out-of-the-money a written call option strike price is, the more upside potential remains, though this is balanced by less premium received for selling the options. During the quarter, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium without sacrificing any appreciation in the commodity futures contracts which benefited the Fund’s performance. In certain cases where the futures price appreciation was significant, such as silver, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. While silver futures prices rose approximately 28% during the month of April, the commodity portfolio’s futures and options performance was approximately 17% over the same period, reflecting the impact of the forgone futures contract appreciation due to the option contracts being exercised. In total for the quarter, across all of the commodity and options holdings, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 1% while experiencing less volatility.

During the quarter ended June 30, 2011, the Fund’s collateral investments generated interest income of $73,513.

The net asset value per share on June 30, 2011, was $25.97. This represents a decrease of 7.32% in net asset value (not including the effect of distributions) from the $28.02 net asset value as of March 31, 2011. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on July 1, 2011. The remainder was paid during the quarter. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -5.82% for the quarter ended June 30, 2011.

The Fund generated a net loss of $14.9 million for the quarter ended June 30, 2011, resulting from interest income of $0.1 million being offset by net expenses of $1.0 million, net realized loss of $4.1 million, and a change in net unrealized depreciation of $9.9 million.

The Six Months Ended June 30, 2011 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $26.25 on the close of business on June 30, 2011. This represents an increase of 1.74% in share price (not including the effect of distributions) from the $25.80 price at which the shares of the Fund traded on the close of business on December 31, 2010. The high and low share prices for the six month period were $29.40 (April 29) and $24.55 (June 24), respectively. During the six month period, the Fund declared distributions totaling $0.870 per share to shareholders, of which $0.145 was paid on July 1, 2011. The remainder was paid during the period. The cumulative total return on market value for the Fund, including distributions during the period, for the six month period ended June 30, 2011 was 5.03%. At June 30, 2011, the shares of the Fund traded at a 1.08% premium to the Fund’s net asset value of $25.97.

The Six Months Ended June 30, 2011 – Net Assets of the Fund

The Fund’s net assets decreased from $247.8 million at December 31, 2010, to $240.7 million at June 30, 2011, a decrease of $7.1 million. The decrease in the Fund’s net assets was primarily due to the realization of $23.4 million of gains on the Fund’s commodity portfolio during the period, offset by an increase of $20.6 million in the change in net unrealized depreciation of the Fund’s commodity portfolio, a net investment loss of $1.8 million, and $8.1 million of distributions declared to shareholders.

The Fund’s commodity portfolio rose approximately 0.7% during the six month period before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI decreased 2.6% and using the GSCI, which has greater energy-related exposure than the DJ-UBSCI (69% versus 34%, respectively), the market gained 2.7% over the same period. After a first quarter where expectations of a global economic recovery and rising inflation pushed commodity prices higher, commodity market performance during the second quarter has been driven by growing concerns about the weakening global macroeconomic environment, specifically concerns about Europe’s continued sovereign debt troubles, slowing global economic growth, a possible double-dip recession in the United States, and continued unrest in the Middle East, which have affected the supply and demand relationship of various commodities in which the Fund trades.

For the six month period, three of the six principal commodity groups in the DJ-UBSCI declined. Only energy, driven by increases in unleaded gas and heating oil, precious metals, driven by increases in silver and gold, and the foods and fibers (also called softs), driven by increases in coffee, increased over the period. The Fund’s commodity portfolio experienced increases in value in foods and fibers, energy and precious metals of approximately 6%, 4%, and 4%, respectively. Agriculturals experienced a decrease of approximately 10% of its value, driven in large part by a 25% decrease in the value of the Fund’s wheat holdings (the commodity portfolio’s wheat holdings outperformed the DJ-UBSCI wheat position by more than 7%). Livestock and industrial metals both experienced decreases of approximately 1% during the period. For the six month period, the Fund’s commodity portfolio outperformed the DJ-UBSCI benchmark in five of the six commodity groups, with precious metals being the sole underperformer driven by holdings in silver. The commodity portfolio’s holdings in the energy group had the largest out performance when compared to the DJ-UBSCI (by approximately 2.2%), largely due to the Fund’s investments in brent crude, which is up approximately 19.5% for the year and is not held in the DJ-UBSCI. The commodity portfolio’s positions in natural gas, Chicago wheat, and soybeans also contributed to the Fund’s outperformance of the DJ-UBSCI.

The commodity call option component of the investment strategy used by the Commodity Sub-advisor was generally successful over the period as it served to limit volatility without sacrificing significant appreciation in the commodity futures contracts. The Commodity Sub-advisor utilizes a quantitatively driven strategy to set the call option strike prices it writes (sells) at various levels out-of-the money. Typically, the more out-of-the-money a written call option strike price is, the more upside potential remains, though this is balanced by less premium received for selling the options. During the six month period, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium without sacrificing any appreciation in the commodity futures contracts, which benefited the Fund’s performance. In certain cases where the futures price appreciation was significant the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. In total, across all of the commodity and options holdings, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 3.3% before considering the expenses of the Fund, while experiencing less volatility.

During the six month period ended June 30, 2011, the Fund’s collateral investments generated interest income of $183,856.

The net asset value per share on June 30, 2011, was $25.97. This represents a decrease of 2.88% in net asset value (not including the effect of distributions) from the $26.74 net asset value as of December 31, 2010. During the six month period, the Fund declared distributions totaling $0.870 per share to shareholders, of which $0.145 was paid on July 1, 2011. The remainder was paid during the period. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was 0.25% for the six month period ended June 30, 2011.

The Fund generated net income of $1.0 million for the six month period ended June 30, 2011, resulting from interest income of $0.2 million, offset by net expenses of $2.0 million, net realized gain of $23.4 million, and a change in net unrealized depreciation of $20.6 million.

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of June 30, 2011. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	22.96%	15.31%
	Heating Oil	5.24%	4.10%
	Natural Gas	4.12%	10.90%
	Unleaded Gas	3.66%	4.08%

		35.98%	34.39%

Industrial Metals	Aluminum	5.54%	5.09%
	Copper	9.59%	7.26%
	Nickel	1.87%	2.09%
	Zinc	1.50%	2.67%
	Lead	0.86%	—%

		19.36%	17.11%

Agriculturals	Corn	4.04%	7.32%
	Soybean	4.31%	7.19%
	Wheat	3.14%	3.49%
	Soybean Meal	1.67%	—%
	Soybean Oil	1.19%	2.80%

		14.35%	20.80%

Precious Metals	Gold	9.89%	11.15%
	Silver	3.05%	3.83%
	Platinum	0.97%	—%
	Palladium	0.41%	—%

		14.32%	14.98%

Foods and Fibers	Cotton	2.00%	1.64%
	Sugar	3.47%	2.82%
	Coffee	2.36%	2.62%
	Cocoa	0.87%	—%

		8.70%	7.08%

Livestock	Live Cattle	4.19%	3.40%
	Lean Hogs	2.03%	2.24%
	Feeder Cattle	1.07%	—%

		7.29%	5.64%

Total		100.00%	100.00%

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

In regards to shareholder transactions, the Fund’s shares trade on the NYSE Amex and shares are not redeemed by the Fund in the normal course of business, thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC) to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No.1 to Form S-1 with the SEC. The Fund has not yet determined the size or timing of any potential future offering.

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

The Fund’s investment strategy attempts to moderate market risks, and the Commodity Sub-advisor attempts to minimize credit risks, by requiring the Fund to abide by various investment limitations and policies, which include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-advisor implements procedures which include, but are not limited to:

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

As it relates to the Fund’s assets held as collateral for its investments in commodity futures and forwards contracts, there is credit risk present in the securities used to invest the Fund’s cash. While these consist of the highest quality short-term U.S. treasury and corporate debt instruments, like any investment, these too would be affected by any credit difficulties that might be experienced by the U.S. government or top quality issuers.

Off-Balance Sheet Arrangements

As of June 30, 2011, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Sub-advisors, the custodian, the transfer agent, the commodity broker and, to the extent that the Fund enters into OTC transactions, dealers. Management fee payments made to the Manager are calculated as a fixed percentage of the Fund’s net assets. The custodian fee is calculated based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract basis, and payments to forward contract dealers are usually based on a fee or percentage of the notional value of the contract. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•

Preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

•

The Fund holds a significant portion of its assets in options and futures contracts, and high quality debt instruments, all of which are recorded on a trade date basis and at fair value, with changes in fair value reported on the Statements of Operations as changes in net unrealized appreciation (depreciation).

•

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

•

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

•

Market quotations for exchange-traded commodity futures and forward contracts and options on commodity futures and forward contracts may not be readily available as a result of significant events, which can include, but are not limited to: trading halts or suspensions, market disruptions, or the absence of market makers willing to make a market in such instruments. In addition, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, which may affect the values of the Fund’s investments. In such circumstances, the Manager will determine a fair valuation for such investments that in its opinion is reflective of fair market value.

•	Realized gains (losses) are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the contract is closed.

•	Interest income, which reflects the amortization of premiums and includes accretion of discounts for financial reporting purposes, is recorded on an accrual basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures and forward contracts and options on futures and forward contracts as of June 30, 2011. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2011	70	$112.4800	1,000	$7,873,600
	ICE Brent Crude Oil Futures Contract	Long	September 2011	71	112.4100	1,000	7,981,110
	NYMEX Crude Oil Futures Contract	Long	August 2011	204	95.4200	1,000	19,465,680
	NYMEX Crude Oil Futures Contract	Long	September 2011	171	95.9600	1,000	16,409,160
	NYMEX Crude Oil Futures Contract	Long	November 2011	35	97.0400	1,000	3,396,400
	Heating Oil
	ICE Gas Oil Futures Contract	Long	August 2011	34	929.5000	100	3,160,300
	NYMEX Heating Oil Futures Contract	Long	August 2011	51	2.9463	42,000	6,310,975
	NYMEX Heating Oil Futures Contract	Long	September 2011	17	2.9616	42,000	2,114,582
	NYMEX Heating Oil Futures Contract	Long	November 2011	8	2.9964	42,000	1,006,790
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2011	114	4.3740	10,000	4,986,360
	NYMEX Natural Gas Futures Contract	Long	September 2011	91	4.3930	10,000	3,997,630
	NYMEX Natural Gas Futures Contract	Long	November 2011	20	4.5530	10,000	910,600
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2011	36	2.9692	42,000	4,489,430
	NYMEX Gasoline RBOB Futures Contract	Long	September 2011	35	2.9294	42,000	4,306,218
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	July 2011	216	2,509.2500	25	13,549,950
	LME Primary Aluminum Futures Contract	Short	July 2011	(110)	2,509.2500	25	(6,900,438)
	LME Primary Aluminum Futures Contract	Long	September 2011	60	2,531.0000	25	3,796,500
	LME Primary Aluminum Futures Contract	Long	November 2011	45	2,544.0000	25	2,862,000
	Copper
	CEC Copper Futures Contract	Long	September 2011	59	4.2825	25,000	6,316,688
	CEC Copper Futures Contract	Long	December 2011	48	4.2975	25,000	5,157,000
	LME Copper Futures Contract	Long	July 2011	49	9,422.0000	25	11,541,950
	Nickel
	LME Nickel Futures Contract	Long	July 2011	32	23,403.0000	6	4,493,376
	Zinc
	LME Zinc Futures Contract	Long	July 2011	63	2,348.0000	25	3,698,100
	LME Zinc Futures Contract	Short	July 2011	(32)	2,348.0000	25	(1,878,400)
	LME Zinc Futures Contract	Long	September 2011	30	2,364.7500	25	1,773,563
	Lead
	LME Lead Futures Contract	Long	July 2011	31	2,677.0000	25	2,074,675

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	September 2011	224	$6.4800	5,000	$7,257,600
	CBOT Corn Futures Contract	Long	December 2011	79	6.2050	5,000	2,450,975
	Soybean
	CBOT Soybean Futures Contract	Long	November 2011	160	12.9400	5,000	10,352,000
	Wheat
	CBOT Wheat Futures Contract	Long	September 2011	102	6.1425	5,000	3,132,675
	CBOT Wheat Futures Contract	Long	December 2011	19	6.5750	5,000	624,625
	KCBT Wheat Futures Contract	Long	September 2011	107	7.0725	5,000	3,783,788
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2011	121	330.9000	100	4,003,890
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2011	55	0.5615	60,000	1,852,950
	CBOT Soybean Oil Futures Contract	Long	January 2012	30	0.5642	60,000	1,015,560
Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2011	158	1,502.8000	100	23,744,240
	Silver
	CEC Silver Futures Contract	Long	September 2011	42	34.8320	5,000	7,314,720
	Platinum
	NYMEX Platinum Futures Contract	Long	October 2011	27	1,726.1000	50	2,330,235
	Palladium
	NYMEX Palladium Futures Contract	Long	September 2011	13	760.6500	100	988,845
Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2011	81	1.1859	50,000	4,802,895
	Sugar
	ICE Sugar Futures Contract	Long	October 2011	273	0.2634	112,000	8,053,718
	ICE Sugar Futures Contract	Long	March 2012	10	0.2571	112,000	287,952
	Coffee
	ICE Coffee C Futures Contract	Long	September 2011	33	2.6560	37,500	3,286,800
	ICE Coffee C Futures Contract	Long	December 2011	12	2.6900	37,500	1,210,500
	LIFFE Coffee Robusta Futures Contract	Long	September 2011	47	2,498.0000	10	1,174,060
	Cocoa
	ICE Cocoa Futures Contract	Long	September 2011	66	3,151.0000	10	2,079,660
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2011	206	1.1088	40,000	9,136,100
	CME Live Cattle Futures Contract	Long	October 2011	20	1.1720	40,000	937,600
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	July 2011	66	0.9440	40,000	2,492,160
	CME Lean Hogs Futures Contract	Long	August 2011	35	0.9168	40,000	1,283,450
	CME Lean Hogs Futures Contract	Long	October 2011	32	0.8623	40,000	1,103,680
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	September 2011	37	1.3893	50,000	2,570,113

Commodity Call Options

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2011	(70)	$129.5	$(700)
	NYMEX Crude Oil Futures Options	July 2011	(204)	109.0	(12,240)
	NYMEX Crude Oil Futures Options	August 2011	(1)	106.0	(760)
	Heating Oil
	NYMEX Heating Oil Futures Options	July 2011	(51)	3.1	(72,828)
	Natural Gas
	NYMEX Natual Gas Futures Options	July 2011	(113)	4,750.0	(46,330)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2011	(36)	30,600.0	(70,610)
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	July 2011	(106)	2,900.0	—
	Copper
	LME Copper Futures Options	July 2011	(49)	10,100.0	(956)
	Nickel
	LME Nickel Futures Options	July 2011	(16)	26,900.0	(15)
	Zinc
	LME Zinc Futures Options	July 2011	(31)	2,500.0	(1,255)
	Lead
	LME Lead Futures Options	July 2011	(16)	2,800.0	(3,316)
Agriculturals	Corn
	CBOT Corn Futures Options	August 2011	(149)	820.0	(9,313)
	CBOT Corn Futures Options	August 2011	(2)	740.0	(413)
	Soybean
	CBOT Soybean Futures Options	October 2011	(80)	1,580.0	(38,000)
	Wheat
	CBOT Wheat Futures Options	August 2011	(58)	740.0	(17,400)
	CBOT Wheat Futures Options	August 2011	(2)	670.0	(1,600)
	KCBT Wheat Futures Options	August 2011	(52)	850.0	(17,875)
	KCBT Wheat Futures Options	August 2011	(1)	790.0	(750)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2011	(60)	400.0	(20,700)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2011	(43)	680.0	(12,384)
Precious Metals	Gold
	CEC Gold Futures Options	July 2011	(79)	1,725.0	(1,580)
	Silver
	CEC Silver Futures Options	August 2011	(21)	3,975.0	(42,735)
Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2011	(38)	1,580.0	(50,160)
	ICE Cotton Futures Options	November 2011	(2)	1,510.0	(3,430)
	Sugar
	ICE Sugar Futures Options	September 2011	(141)	285.0	(175,291)
	Coffee
	ICE Coffee C Futures Options	August 2011	(28)	302.5	(40,950)
	Cocoa
	ICE Cocoa Futures Options	August 2011	(33)	3,350.0	(16,830)
Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2011	(142)	121.0	(17,040)
	Lean Hogs
	CME Lean Hogs Futures Options	July 2011	(66)	102.0	(660)

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in short-term, high grade debt securities which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2011, the Fund held agency notes and discount notes, and U.S. Treasury bills worth $187,082,406 with a total par value of $184,722,000, and repurchase agreements worth $1,006,631.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Item 1A. Risk Factors of the December 31, 2010 Form 10-K filed with the SEC). These include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the reporting period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the Risk Factors since last reported on Part 1, Item 1A of the Fund’s Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2011.

c) There were no repurchases made by the Fund or any of its affiliates within the six month period ended on June 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1 Amended and Restated Trust Agreement of the Fund. 1

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

[1]	Filed on September 23, 2010 as an exhibit to Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (File No. 333-130360) and incorporated by reference herein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN DIVERSIFIED COMMODITY FUND

By: Nuveen Commodities Asset Management, LLC, its Manager

Date: August 10, 2011

/s/ Gifford R. Zimmerman
Gifford R. Zimmerman Chief Administrative Officer (Principal Executive Officer)

Date: August 10, 2011

/s/ Stephen D. Foy
Stephen D. Foy Chief Financial Officer (Principal Financial Officer)