Form 10-Q/A
period 2011-06-30
Nuveen Diversified Commodity Fund
filed 2011-09-09
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2011, the registrant had 9,267,040 shares outstanding.

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2011, is filed solely to furnish Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6.	Exhibits

4.1	Amended and Restated Trust Agreement of the Fund. [1]

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

101.INS XBRL Instance Document. [2]

101.SCH XBRL Taxonomy Extension Schema Document. [2]

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document. [2]

101.LAB XBRL Taxonomy Extension Label Linkbase Document. [2]

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. [2]

101.DEF XBRL Taxonomy Extension Definition Linkbase Document. [2]

[1]	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 10, 2011.
[2]	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN DIVERSIFIED COMMODITY FUND

By: Nuveen Commodities Asset Management, LLC, its Manager

Date: September 9, 2011

/s/ William Adams IV
William Adams IV
President
(Principal Executive Officer)

Date: September 9, 2011

/s/ Stephen D. Foy
Stephen D. Foy
Chief Financial Officer
(Principal Financial Officer)