Form 10-Q
period 2011-09-30
Nuveen Diversified Commodity Fund
filed 2011-11-14
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, the registrant had 9,267,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Statements of Financial Condition at September 30, 2011 and December 31, 2010	3

	Schedule of Investments at September 30, 2011	4

	Statements of Operations for the three months ended September 30, 2011 and September 30, 2010 and the nine months ended September 30, 2011 and September 30, 2010	11

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2011 and the year ended December 31, 2010	12

	Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	13

	Notes to Financial Statements	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	(Removed and Reserved)	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Short-term investments, at value (cost $166,722,702 and $182,130,272, respectively)	$166,756,068	$182,158,211
Cash	—	16
Deposits with brokers	71,884,837	50,972,757
Interest receivable	859,097	3
Unrealized appreciation on futures contracts, net	—	18,854,639
Other assets	98,332	—

Total assets	239,598,334	251,985,626

LIABILITIES
Call options written, at value (premiums received $1,663,360 and $1,629,313, respectively)	471,057	3,494,305
Unrealized depreciation on futures contracts, net	24,354,111	—
Payable for distributions	1,343,721	—
Accrued expenses:
Management fees	241,646	254,641
Other	460,642	478,932

Total liabilities	26,871,177	4,227,878

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,267,040 shares issued and outstanding at September 30, 2011 and December 31, 2010	220,787,270	220,787,270
Accumulated undistributed earnings (deficit)	(8,060,113)	26,970,478

Total shareholders’ capital (Net assets)	212,727,157	247,757,748

Total liabilities and shareholders’ capital	$239,598,334	$251,985,626

Net assets	$212,727,157	$247,757,748

Shares outstanding	9,267,040	9,267,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$22.96	$26.74

Market value per share outstanding	$20.52	$25.80

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

September 30, 2011

(Unaudited)

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 20,030	Federal Home Loan Mortgage Corporation	4.500%	11/15/11	Aaa	$20,132,534
30,000	Federal Home Loan Mortgage Corporation	0.000%	8/07/12	Aaa	29,974,260
20,692	Federal National Mortgage Association	6.125%	3/15/12	Aaa	21,243,276
20,000	Federal National Mortgage Association	0.000%	4/02/12	Aaa	19,995,960
5,000	U.S. Treasury Bills	0.000%	10/20/11	Aaa	4,999,965
35,000	U.S. Treasury Bills	0.000%	12/15/11	Aaa	34,998,950
29,000	U.S. Treasury Notes	4.750%	5/31/12	Aaa	29,877,917

159,722	Total U.S. Government And Agency Obligations (cost $161,189,496)				161,222,862

	Repurchase Agreements
5,533	Repurchase Agreement with State Street Bank, dated 9/30/11, repurchase price $5,533,211 U.S. Treasury Notes, 1.375%, due 9/30/18, value $5,644,500	0.010%	10/03/11	N/A	5,533,206

	Total Repurchase Agreements (cost $5,533,206)				5,533,206

	Total Short-Term Investments (cost $166,722,702)				$166,756,068

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2011	120	$12,331,200	$(892,691)
	ICE Brent Crude Oil Futures Contract	Long	December 2011	120	12,105,600	(1,197,070)
	NYMEX Crude Oil Futures Contract	Long	November 2011	218	17,265,600	(1,997,650)
	NYMEX Crude Oil Futures Contract	Long	January 2012	77	6,118,420	(794,090)

	Total Crude Oil					(4,881,501)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	November 2011	28	2,462,600	(184,200)
	ICE Gas Oil Futures Contract	Long	December 2011	7	610,750	(325)
	NYMEX Heating Oil Futures Contract	Long	November 2011	55	6,420,183	(297,481)
	NYMEX Heating Oil Futures Contract	Long	January 2012	20	2,331,504	(173,254)

	Total Heating Oil					(655,260)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2011	138	5,059,080	(644,230)
	NYMEX Natural Gas Futures Contract	Long	January 2012	82	3,380,860	(100,150)

	Total Natural Gas					(744,380)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2011	43	4,583,809	(300,547)
	NYMEX Gasoline RBOB Futures Contract	Long	January 2012	34	3,535,585	(236,271)

	Total Unleaded Gas					(536,818)

	Total Energy					(6,817,959)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2011	109	$5,804,931	$(630,156)
	LME Primary Aluminum Futures Contract	Long	November 2011	106	5,674,313	(1,223,063)
	LME Primary Aluminum Futures Contract	Short	November 2011	(1)	(53,531)	12,263

	Total Aluminum					(1,840,956)

	Copper
	CEC Copper Futures Contract	Long	December 2011	107	8,431,600	(2,605,400)
	LME Copper Futures Contract	Long	October 2011	50	8,755,625	(2,470,694)
	LME Copper Futures Contract	Short	October 2011	(1)	(175,113)	56,631

	Total Copper					(5,019,463)

	Nickel
	LME Nickel Futures Contract	Long	October 2011	32	3,374,592	(679,680)
	LME Nickel Futures Contract	Short	October 2011	(1)	(105,456)	—
	LME Nickel Futures Contract	Long	November 2011	1	105,510	(21,732)

	Total Nickel					(701,412)

	Zinc
	LME Zinc Futures Contract	Long	October 2011	31	1,428,519	(281,906)
	LME Zinc Futures Contract	Long	November 2011	32	1,480,400	(256,688)
	LME Zinc Futures Contract	Short	November 2011	(32)	(1,480,400)	86,413
	LME Zinc Futures Contract	Long	January 2012	30	1,398,938	(63,563)

	Total Zinc					(515,744)

	Lead
	LME Lead Futures Contract	Long	October 2011	31	1,537,600	(278,900)
	LME Lead Futures Contract	Long	November 2011	1	49,600	(6,738)

	Total Lead					(285,638)

	Total Industrial Metals					(8,363,213)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	December 2011	319	$9,450,375	$(1,644,700)

	Soybean
	CBOT Soybean Futures Contract	Long	November 2011	155	9,137,250	(1,208,760)
	CBOT Soybean Futures Contract	Long	January 2012	8	475,800	(86,100)

	Total Soybean					(1,294,860)

	Wheat
	CBOT Wheat Futures Contract	Long	December 2011	127	3,868,738	(926,813)
	KCBT Wheat Futures Contract	Long	December 2011	111	3,907,200	(815,225)

	Total Wheat					(1,742,038)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2011	113	3,487,180	(505,970)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2011	44	1,325,544	(217,049)
	CBOT Soybean Oil Futures Contract	Long	January 2012	20	605,760	(89,454)
	CBOT Soybean Oil Futures Contract	Long	March 2012	22	669,372	(107,316)

	Total Soybean Oil					(413,819)

	Total Agriculturals					(5,601,387)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2011	126	20,440,980	1,162,540

	Silver
	CEC Silver Futures Contract	Long	December 2011	42	6,317,430	(2,223,480)

	Platinum
	NYMEX Platinum Futures Contract	Long	January 2012	27	2,056,860	(276,292)

	Palladium
	NYMEX Palladium Futures Contract	Long	December 2011	13	798,915	(242,385)

	Total Precious Metals					(1,579,617)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2011	81	4,057,695	(1,199,084)

	Sugar
	ICE Sugar Futures Contract	Long	March 2012	299	8,469,115	(843,667)

	Coffee
	ICE Coffee C Futures Contract	Long	December 2011	41	3,519,338	(326,363)
	ICE Coffee C Futures Contract	Long	March 2012	5	435,094	(111,094)
	LIFFE Coffee Robusta Futures Contract	Long	November 2011	48	949,920	(121,210)

	Total Coffee					(558,667)

	Cocoa
	ICE Cocoa Futures Contract	Long	December 2011	65	1,695,200	(210,170)

	Total Foods and Fibers					(2,811,588)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2011	137	$6,693,820	$364,420
	CME Live Cattle Futures Contract	Long	December 2011	50	2,453,000	81,970
	CME Live Cattle Futures Contract	Long	February 2012	30	1,489,800	14,990

	Total Live Cattle					461,380

	Lean Hogs
	CME Lean Hog Futures Contract	Long	October 2011	75	2,801,250	149,012
	CME Lean Hog Futures Contract	Long	December 2011	25	878,000	38,921
	CME Lean Hog Futures Contract	Long	February 2012	44	1,611,720	57,190

	Total Lean Hogs					245,123

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2011	37	2,644,113	113,150

	Total Livestock					819,653

	Total Futures Contracts outstanding					$(24,354,111)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2011	(120)	$122.0	$(2,400)
	NYMEX Crude Oil Futures Options	October 2011	(147)	98.0	(7,350)

	Total Crude Oil				(9,750)

	Heating Oil
	NYMEX Heating Oil Futures Options	October 2011	(51)	3.1	(13,066)

	Natural Gas
	NYMEX Natural Gas Futures Options	October 2011	(110)	4,050.0	(26,400)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2011	(38)	31,000.0	(1,277)

	Total Energy				(50,493)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	October 2011	(107)	2,525.0	—

	Copper
	LME Copper Futures Options	October 2011	(49)	9,825.0	—

	Nickel
	LME Nickel Futures Options	October 2011	(16)	22,700.0	—

	Zinc
	LME Zinc Futures Options	October 2011	(31)	2,350.0	—

	Lead
	LME Lead Futures Options	October 2011	(16)	2,625.0	—

	Total Industrial Metals				—

Agriculturals	Corn
	CBOT Corn Futures Options	November 2011	(147)	830.0	(8,269)
	CBOT Corn Futures Options	November 2011	(11)	910.0	(344)
	CBOT Corn Futures Options	November 2011	(1)	670.0	(525)

	Total Corn				(9,138)

	Soybean
	CBOT Soybean Futures Options	October 2011	(79)	1,580.0	(494)
	CBOT Soybean Futures Options	October 2011	(2)	1,500.0	(25)

	Total Soybean				(519)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals (continued)
	Wheat
	CBOT Wheat Futures Options	November 2011	(59)	$860.0	$(2,950)
	CBOT Wheat Futures Options	November 2011	(4)	690.0	(2,126)
	KCBT Wheat Futures Options	November 2011	(53)	960.0	(2,650)
	KCBT Wheat Futures Options	November 2011	(2)	810.0	(850)

	Total Wheat				(8,576)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2011	(57)	400.0	(2,280)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2011	(43)	680.0	(129)

	Total Agriculturals				(20,642)

Precious Metals	Gold
	CEC Gold Futures Options	November 2011	(62)	1,725.0	(249,239)
	CEC Gold Futures Options	November 2011	(1)	1,975.0	(680)

	Total Gold				(249,919)

	Silver
	CEC Silver Futures Options	November 2011	(21)	4,550.0	(17,850)

	Total Precious Metals				(267,769)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2011	(38)	1,580.0	(380)
	ICE Cotton Futures Options	November 2011	(2)	111.0	(1,530)

	Total Cotton				(1,910)

	Sugar
	ICE Sugar Futures Options	February 2012	(149)	330.0	(91,784)

	Coffee
	ICE Coffee C Futures Options	November 2011	(29)	275.0	(19,249)

	Cocoa
	ICE Cocoa Futures Options	November 2011	(33)	3,350.0	(330)

	Total Foods and Fibers				(113,273)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2011

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Livestock	Live Cattle

	CME Live Cattle Futures Options	October 2011	(137)	$126.0	$(10,960)

	Lean Hogs

	CME Lean Hogs Futures Options	October 2011	(72)	97.0	(7,920)

	Total Livestock				(18,880)

	Total Call Options Written outstanding
	(premiums received $1,663,360)		(1,687)		$(471,057)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investor Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long futures contract. The London Clearing House is the counterparty for both the long and short position.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Income:
Interest	$60,406	$—	$244,262	$—

Total Investment Income	60,406	—	244,262	—

Expenses:
Management fees	756,870	6,991	2,316,276	6,991
Brokerage commissions	32,331	—	117,607	—
Custodian’s fees and expenses	29,729	915	65,171	915
Organization expenses	—	64,000	—	141,000
Trustees’ fees and expenses	31,334	—	91,959	—
Professional fees	172,616	4,547	310,811	4,547
Shareholder reporting expense	10,794	4,808	121,099	4,808
Other expenses	1,454	15	20,701	15

Total expenses before custodian fee credit and expense reimbursement	1,035,128	81,276	3,043,624	158,276
Custodian fee credit	—	(727)	—	(727)
Expense reimbursement	—	(64,000)	—	(141,000)

Net expenses	1,035,128	16,549	3,043,624	16,549

Net investment income (loss)	(974,722)	(16,549)	(2,799,362)	(16,549)

Net realized gain (loss) from:
Short-term investments	10,912	—	21,811	—
Futures contracts	(4,910,124)	—	13,120,358	—
Call options written	1,508,609	—	6,866,119	—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	13,013	—	5,427	—
Futures contracts	(20,252,466)	—	(43,208,750)	—
Call options written	693,216	—	3,057,295	—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(22,936,840)	—	(20,137,740)	—

Net income (loss)	$(23,911,562)	$(16,549)	$(22,937,102)	$(16,549)

Net income (loss) per weighted-average share	$(2.58)	$(0.04)	$(2.48)	$(0.13	)(1)
Weighted-average shares outstanding	9,267,040	372,579	9,267,040	125,715

(1)	For the period May 11, 2010 through September 30, 2010.

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

(Unaudited)

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Shareholders’ capital—beginning of period	$247,757,748	$—
Issuance of shares, net of offering costs	—	220,787,270

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,799,362)	(1,185,458)
Net realized gain (loss) from:
Short-term investments	21,811	832
Futures contracts	13,120,358	13,688,473
Call options written	6,866,119	1,480,208
Change in net unrealized appreciation (depreciation) of:
Short-term investments	5,427	27,939
Futures contracts	(43,208,750)	18,854,639
Call options written	3,057,295	(1,864,992)

Net income (loss)	(22,937,102)	31,001,641

Distributions to shareholders	(12,093,489)	(4,031,163)

Shareholders’ capital—end of period	$212,727,157	$247,757,748

Shares—beginning of period	9,267,040	—
Issuance of shares	—	9,267,040

Shares—end of period	9,267,040	9,267,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(22,937,102)	$(16,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,758,367,206)	(149,812,979)
Proceeds from sales and maturities of short-term investments	1,772,511,338	—
Premiums paid for call options written	(850,717)	—
Premiums received for call options written	7,750,883	—
Amortization (Accretion)	1,285,249	—
(Increase) Decrease in:
Deferred offering costs	—	500,000
Deposits with brokers	(20,912,080)	—
Interest receivable	(859,094)	—
Receivable from Manager	—	456,000
Other assets	(98,332)	—
Increase (Decrease) in:
Unrealized depreciation on futures contracts, net	43,208,750	—
Payable for investments purchased	—	149,812,979
Payable for offering costs	—	(72,500)
Payable for organization expenses	—	(456,000)
Accrued management fees	(12,995)	6,991
Other accrued expenses	(18,290)	9,558
Net realized (gain) loss from:
Short-term investments	(21,811)	—
Call options written	(6,866,119)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(5,427)	—
Call options written	(3,057,295)	—

Net cash provided by (used in) operating activities	10,749,752	427,500

Cash flows from financing activities:
Proceeds from issuance of shares	—	204,151,305
Offering costs	—	(427,500)
Cash distributions to shareholders	(10,749,768)	—

Net cash provided by (used in) financing activities	(10,749,768)	203,723,805

Net increase (decrease) in cash	(16)	204,151,305
Cash—beginning of period	16	—

Cash—end of period	$—	$204,151,305

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

September 30, 2011

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

September 30, 2011

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

The average number of futures contracts outstanding during the nine months ended September 30, 2011, was 3,671. The average number of futures contracts outstanding during the period October 1, 2010 (date on which the Fund began entering into futures contracts) through December 31, 2010, was 3,838.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Fund wrote call options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase options on futures or forward contracts during the nine months ended September 30, 2011 or the year ended December 31, 2010.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Nine Months Ended September 30, 2011		Year Ended December 31, 2010
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,813	$1,629,313	—	$—
Options written	10,532	7,750,883	4,670	3,227,880
Options terminated in closing purchase transactions	(7,752)	(5,794,283)	(1,761)	(975,129)
Options expired	(2,906)	(1,922,553)	(1,096)	(623,438)

Outstanding, end of the period	1,687	$1,663,360	1,813	$1,629,313

The average number of outstanding call option contracts written during the nine months ended September 30, 2011, was 1,726. The average number of outstanding call option contracts written during the period October 1, 2010 (date on which the Fund began entering into options contracts) through December 31, 2010, was 907.

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

September 30, 2011

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

The Fund will enter into forward contracts only with large, well-capitalized and well-established financial institutions. The creditworthiness of each of the firms which is a party to a forward contract is monitored by the Manager. The Fund did not enter into any forward contracts during the nine months ended September 30, 2011 or the fiscal year ended December 31, 2010.

Collateral Investments

In the normal course of business at least 25% of the Fund’s assets will be committed to secure the Fund’s futures and forward contract positions. These assets will be placed in a commodity futures account maintained by the Fund’s clearing broker, and will be held in cash or invested in U.S. Treasury bills and other direct or guaranteed debt obligations of the U.S. government maturing within less than one year at the time of investment.

The remaining assets are held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund’s assets held in the separate collateral account are invested in cash equivalents or short-term debt securities with final terms not exceeding one year at the time of investment. These collateral investments are rated at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization (“NRSRO”), or if unrated, are judged by the Collateral Sub-advisor to be of comparable quality.

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

September 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$—	$166,756,068	$—	$166,756,068
Derivatives:
Futures Contracts*	(24,354,111)	—	—	(24,354,111)
Call Options Written	(465,276)	(5,781)	—	(471,057)

Total	$(24,819,387)	$166,750,287	$—	$141,930,900

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$—	$182,158,211	$—	$182,158,211
Derivatives:
Futures Contracts*	18,854,639	—	—	18,854,639
Call Options Written	(2,903,405)	(590,900)	—	(3,494,305)

Total	$15,951,234	$181,567,311	$—	$197,518,545

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.

    During the nine months ended September 30, 2011 and the fiscal year ended December 31, 2010, the Fund recognized no significant transfers to or from Level 1, Level 2 or Level 3.

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

September 30, 2011

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

In the event the Fund utilizes independent pricing services to value any of its commodity futures and forward contracts, options on commodity futures and forward contracts and OTC commodity options, the pricing services typically will value such commodity futures and forward contracts, options on commodity futures and forward contracts and OTC commodity put options using a range of market data and other information and analysis, including reference to transactions in other comparable investments, if available. The procedures of any independent pricing service provider will be reviewed by the Manager on a periodic basis.

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

September 30, 2011

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

September 30, 2011

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

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2011 and December 31, 2010, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

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

September 30, 2011

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

		Nine Months Ended September 30, 2011 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized depreciation on futures contracts, net*	$2,137,500	Unrealized depreciation on futures contracts, net*	$26,491,611
Commodity	Options	—	—	Call options written, at value	471,057
Total			$2,137,500		$26,962,668

		Year Ended December 31, 2010 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	$19,281,313	Unrealized appreciation on futures contracts, net*	$426,674
Commodity	Options	—	—	Call options written, at value	3,494,305
Total			$19,281,313		$3,920,979
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the “Deposits with brokers” or the “Unrealized appreciation (depreciation) on futures contracts, net” as presented on the Statements of Financial Condition.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

3. Derivative Instruments and Hedging Activities (Continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net Realized Gain (Loss) from:
Futures Contracts Options Written	$(4,910,124 1,508,609)	$13,120,358 6,866,119
Change in Net Unrealized Appreciation (Depreciation) of:
Futures Contracts Options Written	$(20,252,466 693,216)	$(43,208,750 3,057,295)

4. Related Parties

The Manager, the Collateral Sub-advisor and Nuveen Securities, LLC are considered to be related parties to the Fund.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

5. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	June 30, 2011	June 30, 2011	June 30, 2011	June 30, 2011
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value:
Net asset value per share—beginning of period(a)	$25.97	$23.88	$26.74	$23.88
Net investment income (loss)	(.10)	(.01)	(.30)	(.01)
Net realized and unrealized gain (loss)	(2.47)	—	(2.17)	—
Distributions	(.44)	—	(1.31)	—
Offering costs	—	(.05)	—	(.05)

Net asset value per share—end of period	$22.96	$23.82	$22.96	23.82

Market Value:
Market value per share—beginning of period(b)	$26.25	$25.00	$25.80	$25.00

Market value per share—end of period	$20.52	$25.10	$20.52	$25.10

Ratios to Average Net Assets:(c)
Net investment income (loss)	(1.61)%	(2.97)%	(1.51)%	(2.97)%

Expenses	1.71%	2.97%	1.64%	2.97%

Total Returns:(d)
Based on Net Asset Value	(10.05)%	(.23)%	(9.83)%	(.23)%

Based on Market Value	(20.39)%	.40%	(16.39)%	.40%

(a)	Represents initial offering proceeds per share before offering costs for the three months ended September 30, 2010 and nine months ended September 30, 2010, respectively. The Fund did not have a Net Asset Value per share prior to its initial offering and commencement of operations on September 27, 2010.
(b)	The Fund did not have a Market Value per share prior to its initial offering and commencement of operations on September 27, 2010.
(c)	Annualized.
(d)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

September 30, 2011

(Unaudited)

6. New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

On April 15, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-03 (“ASU No. 2011-03”). The guidance in ASU No. 2011-03 is intended to improve the accounting for repurchase agreements and other similar agreements. Specifically, ASU No. 2011-03 modifies the criteria for determining when these transactions would be accounted for as financing transactions (secured borrowings/lending agreements) as opposed to sale (purchase) transactions with commitments to repurchase (resell). The effective date of ASU No. 2011-03 is for interim and annual periods beginning on or after December 15, 2011. At this time, management is evaluating the implications of this guidance and the impact it will have to the financial statement amounts or footnote disclosures, if any.

Fair Value Measurements and Disclosures

On May 12, 2011, the FASB issued ASU No. 2011-04 modifying Topic 820, Fair Value Measurements and Disclosures. At the same time, the International Accounting Standards Board (“IASB”) issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement. The objective of the FASB and IASB is convergence of their guidance on fair value measurements and disclosures. Specifically, ASU No. 2011-04 requires reporting entities to disclose i) the amounts of any transfers between Level 1 and Level 2, and the reasons for the transfers, ii) for Level 3 fair value measurements, a) quantitative information about significant unobservable inputs used, b) a description of the valuation processes used by the reporting entity and c) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. The effective date of ASU No. 2011-04 is for interim and annual periods beginning after December 15, 2011. At this time, management is evaluating the implications of this guidance and the impact it will have on the financial statement amounts and footnote disclosures, if any.

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

Introduction

The Fund is a commodity pool, which was organized as a Delaware statutory trust on December 7, 2005, and completed its initial public offering on September 30, 2010. The shares of the Fund trade on the NYSE Amex under the ticker symbol “CFD.” Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks, specifically the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) and the S&P GSCI® Commodity Index (“GSCI”), and passively managed commodity funds. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager primarily focuses on the DJ-UBSCI when evaluating the commodity futures, forwards, and options positions (the commodity portfolio) in the Fund’s portfolio.

The Quarter Ended September 30, 2011 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $20.52 on the close of business on September 30, 2011. This represents a decrease of 21.83% in share price (not including the effect of distributions) from the $26.25 price at which the shares of the Fund traded on the close of business on June 30, 2011. The high and low share prices for the quarter were $27.39 (July 7) and $20.41 (September 30), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on October 3, 2011. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including distributions during the period, for the quarter ended September 30, 2011 was -20.39%. At September 30, 2011, the shares of the Fund traded at a 10.63% discount to the Fund’s net asset value of $22.96.

The Quarter Ended September 30, 2010 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $25.10 on the close of business on September 30, 2010. This represents an increase of 0.40% in share price from the $25.00 price at which the shares were offered on September 27, 2010. The high and low share prices for the quarter were $25.13 (September 30) and $24.85 (September 28), respectively. The Fund did not declare any distributions during the quarter ended September 30, 2010. At September 30, 2010, the shares of the Fund traded at a 5.37% premium to the Fund’s net asset value of $23.82.

The Quarter Ended September 30, 2011 – Net Assets of the Fund

The Fund’s net assets decreased from $240.7 million at June 30, 2011, to $212.7 million at September 30, 2011, a decrease of $28.0 million. The decrease in the Fund’s net assets was due to $3.4 million in net realized losses and an increase of $19.6 million in the change in net unrealized depreciation on the Fund’s commodity portfolio during the quarter, a net investment loss of $1.0 million, and $4 million of distributions declared to shareholders.

The Fund’s commodity and options portfolio fell approximately 9.9% during the quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, fell 11.3% during the quarter, and the GSCI, which has greater energy-related exposure than the DJ-UBSCI (68% versus 33%, respectively), fell 11.7% over the quarter. Commodity markets had a volatile quarter with gains generated in July and August being overshadowed by losses in September. Commodity performance has been driven by a lack of confidence in the overall market and macro level events, such as the continuing sovereign debt crisis in Europe that has plagued the majority of markets this quarter.

Even in this environment, two of the six principal commodity groups in the Fund’s and the DJ-UBSCI’s commodity portfolios increased in the third quarter of 2011. The increases came mainly from livestock, which experienced an increase of approximately 6%, and within that group its holding of lean hogs and live cattle, which posted positive returns of approximately 11% and 5%, respectively. Gold had an increase of approximately 7% and helped the precious metals group post a small positive return for the quarter, despite losses in other precious metals such as silver. The most significant decline came from the industrial metals group, which experienced a decline of approximately 22%, with all of its individual commodities losing over 21%, with the exception of aluminum, which was down approximately 16%. Energies, foods and fibers and agriculturals also decreased approximately 12%, 8% and 7%, respectively. When compared to its benchmark, the portfolio outperformed the DJ-UBSCI by approximately 1.4% for the quarter, before considering the expenses of the Fund, due to the Fund’s commodity weighting differences and trading strategy. Three of the six commodity groups in which the Fund trades outperformed the benchmark, led by the portfolio’s investments in energy commodities, which outperformed the DJ-UBSCI mainly due to the underweight in natural gas, along with the inclusion of Brent crude oil, which is held by the Fund but not held in the DJ-UBSCI. The Fund’s investments in the agricultural group also outperformed the DJ-UBSCI, mostly due to the Fund’s smaller allocation to corn, soybeans, and soybean oil. Precious metals and foods and fibers slightly underperformed when compared to the DJ-UBSCI, but industrial metals had a more significant underperformance due to the Fund being overweight on copper.

The commodity call option component of the portfolio was generally successful over the period as it served to limit volatility without significant impact on the commodity futures contracts. The Commodity Sub-advisor utilizes a quantitatively driven strategy to set the call option strike prices it writes (sells) at various levels out-of-the money. Typically, the more out-of-the-money a written call option strike price is, the more upside potential remains, though this is balanced by less premium received for selling the options. During the quarter, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium offsetting some of the losses experienced in the futures positions and without sacrificing any appreciation depending on the contract and time period, which benefited the Fund’s performance. In certain cases earlier in the quarter where the futures price appreciation was significant, such as corn and silver, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. In July, while silver futures prices rose approximately 15%, the commodity portfolio’s futures and options performance was approximately 13% over the same period, reflecting the impact of the forgone futures contract appreciation due to the option contracts being in-the-money. In total for the quarter, across all of the commodity and options holdings, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 1.4% while experiencing less volatility.

During the quarter ended September 30, 2011, the Fund’s collateral investments generated interest income of $60,406.

The net asset value per share on September 30, 2011, was $22.96. This represents a decrease of 11.59% in net asset value (not including the effect of distributions) from the $25.97 net asset value as of June 30, 2011. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on October 3, 2011. The remainder was paid during the quarter. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -10.05% for the quarter ended September 30, 2011.

The Fund generated a net loss of $23.9 million for the quarter ended September 30, 2011, resulting from interest income of $0.1 million being offset by net expenses of $1.0 million, net realized losses of $3.4 million, and an increase in the change in net unrealized depreciation of $19.6 million.

The Quarter Ended September 30, 2010 – Net Assets of the Fund

The Fund’s net assets increased from $20,055 at June 30, 2010 to $203.7 million at September 30, 2010. The increase in the Fund’s net assets was primarily due to the initial public offering of the Fund on September 27, 2010, with settlement of that offering occurring on September 30, 2010. Prior to its initial public offering, the Fund had been inactive except for matters relating to its organization and registration.

The Nine Months Ended September 30, 2011 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $20.52 on the close of business on September 30, 2011. This represents a decrease of 20.47% in share price (not including the effect of distributions) from the $25.80 price at which the shares of the Fund traded on the close of business on December 31, 2010. The high and low share prices for the nine month period were $29.40 (April 29) and $20.41 (September 30), respectively. During the nine month period, the Fund declared distributions totaling $1.305 per share to shareholders, of which $0.145 was paid on October 3, 2011. The remainder was paid during the period. The cumulative total return on market value for the Fund including distributions during the nine month period ended September 30, 2011 was -16.39%. At September 30, 2011, the shares of the Fund traded at a 10.63% discount to the Fund’s net asset value of $22.96.

The Nine Months Ended September 30, 2010 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $25.10 on the close of business on September 30, 2010. This represents an increase of 0.40% in share price from the $25.00 price at which the shares were offered on September 27, 2010. The high and low share prices for the period were $25.13 (September 30) and $24.85 (September 28), respectively. The Fund did not declare any distributions during the period ended September 30, 2010. At September 30, 2010, the shares of the Fund traded at a 5.37% premium to the Fund’s net asset value of $23.82.

The Nine Months Ended September 30, 2011 – Net Assets of the Fund

The Fund’s net assets decreased from $247.8 million at December 31, 2010, to $212.7 million at September 30, 2011, a decrease of $35.1 million. The decrease in the Fund’s net assets was due to the realization of $20.0 million in gains from the Fund’s commodity portfolio during the period, offset by an increase of $40.2 million in the change in net unrealized depreciation of the Fund’s commodity portfolio, a net investment loss of $2.8 million, and $12.1 million of distributions declared to shareholders.

The Fund’s commodity portfolio fell approximately 9.0% during the nine month period before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, decreased 13.7%, and using the GSCI, which has greater energy-related exposure than the DJ-UBSCI (68% versus 33%, respectively), the market lost 9.3% over the same period. Concerns in the second quarter of 2011 carried over into the third, especially in September. Specifically, continued uncertainty regarding Europe’s sovereign debt troubles and the future of global economic growth remain unresolved and, as such, have created a market driven by headlines and uncertainty.

For the nine month period, four of the six principal commodity groups in the DJ-UBSCI declined and for the Fund’s commodity portfolio two of the six principal commodity groups declined. Both livestock, driven by lean hogs and feeder cattle, and precious metals, driven by gold, however, increased by approximately 5% and 4%, respectively. Industrial metals experienced a decrease of approximately 23% of its value, driven in large part by decreases of approximately 28% and 27% in the value of the Fund’s nickel and copper holdings, respectively. Agriculturals experienced a decrease of approximately 16% due to a loss of approximately 27% in wheat and a loss in both soybean meal and soybean oil of approximately 16%. Energies and foods and fibers experienced a decrease of approximately 8% and 2%, respectively, during the period. For the nine month period, the Fund’s commodity portfolio outperformed the DJ-UBSCI benchmark in four of the six commodity groups, with industrial metals having flat performance and precious metals being the sole underperformer driven by holdings in gold and silver, which underperformed when compared to the DJ-UBSCI. The commodity portfolio’s holdings in the energy group had the largest outperformance when compared to the DJ-UBSCI (by approximately 3.3%), largely due to the Fund’s smaller allocation to natural gas and the inclusion of Brent crude oil, which is not currently held in the DJ-UBSCI portfolio. The commodity portfolio’s positions in soybeans, Chicago and Kansas City wheat, and sugar also contributed to the Fund’s outperformance of the DJ-UBSCI in the agricultural and foods and fibers group.

The commodity call option component of the investment strategy used by the Commodity Sub-advisor was generally successful over the period as it served to limit volatility without sacrificing significant appreciation in the commodity futures contracts. The Commodity Sub-advisor utilizes a quantitatively driven strategy to set the call option strike prices it writes (sells) at various levels out-of-the money. Typically, the more out-of-the-money a written call option strike price is, the more upside potential remains, though this is balanced by less premium received for selling the options. During the nine month period, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium, offsetting some of the losses experienced in the futures positions, without sacrificing any appreciation depending on the contract and time period, which benefited the Fund’s performance. In certain cases where the futures price appreciation was significant the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. In total, across all of the commodity and options holdings, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 4.6% before considering the expenses of the Fund, while experiencing less volatility.

During the nine month period ended September 30, 2011, the Fund’s collateral investments generated interest income of $244,262.

The net asset value per share on September 30, 2011, was $22.96. This represents a decrease of 14.14% in net asset value (not including the effect of distributions) from the $26.74 net asset value as of December 31, 2010. During the nine month period, the Fund declared distributions totaling $1.305 per share to shareholders, of which $0.145 was paid on October 3, 2011. The remainder was paid during the period. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -9.83% for the nine month period ended September 30, 2011.

The Fund generated a net loss of $22.9 million for the nine month period ended September 30, 2011, resulting from interest income of $0.2 million, offset by net expenses of $3.0 million, net realized gains of $20.0 million, and an increase in the change in net unrealized depreciation of $40.1 million.

The Nine Months Ended September 30, 2010 – Net Assets of the Fund

The Fund’s net assets increased from zero at December 31, 2009 to $203.7 at September 30, 2010. The increase in the Fund’s net assets was primarily due to the initial public offering of the Fund on September 27, 2010, with settlement of that offering occurring on September 30, 2010, and the initial capital contribution previously made by the Manager. Prior to its initial public offering, the Fund had been inactive except for matters relating to its organization and registration.

Fund Total Returns

The table below presents selected total returns for the Fund as of September 30, 2011. Total returns based on net asset value and market value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented below assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period for total returns based on net asset value, and at the ending market price per share at the end of the period for total returns based on market value.

	Cumulative		Annualized
	1 Month	3 Month	1 Year	Since Inception
Market Value	-18.96%	-20.39%	-12.57%	-12.10%
Net Asset Value	-12.84%	-10.05%	2.96%	2.70%

“Since inception” returns present performance for the period since the commencement of the Fund’s initial offering on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of September 30, 2011. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	22.48%	14.31%
	Heating Oil	5.56%	4.27%
	Natural Gas	3.97%	10.15%
	Unleaded Gas	3.82%	3.89%

		35.83%	32.62%

Industrial Metals	Aluminum	5.37%	4.90%
	Copper	8.00%	6.01%
	Nickel	1.59%	1.82%
	Zinc	1.33%	2.36%
	Lead	0.75%	0.00%

		17.04%	15.09%

Agriculturals	Corn	4.44%	7.79%
	Soybean	4.52%	7.46%
	Wheat	3.66%	4.06%
	Soybean Meal	1.64%	0.00%
	Soybean Oil	1.22%	2.83%

		15.48%	22.14%

Precious Metals	Gold	9.60%	13.10%
	Silver	2.97%	3.66%
	Platinum	0.97%	0.00%
	Palladium	0.38%	0.00%

		13.92%	16.76%

Foods and Fibers	Cotton	1.91%	1.54%
	Sugar	3.98%	3.02%
	Coffee	2.31%	2.48%
	Cocoa	0.80%	0.00%

		9.00%	7.04%

Livestock	Live Cattle	5.00%	4.06%
	Lean Hogs	2.49%	2.29%
	Feeder Cattle	1.24%	0.00%

		8.73%	6.35%

Total		100.00%	100.00%

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

In regards to shareholder transactions, the Fund’s shares trade on the NYSE Amex and shares are not redeemed by the Fund in the normal course of business, thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC) to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No. 1 to Form S-1 with the SEC. The Fund has not yet determined the size or timing of any potential future offering.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures and forward contracts and options on futures and forward contracts as of September 30, 2011. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2011	120	$102.7600	1,000	$12,331,200
	ICE Brent Crude Oil Futures Contract	Long	December 2011	120	100.8800	1,000	12,105,600
	NYMEX Crude Oil Futures Contract	Long	November 2011	218	79.2000	1,000	17,265,600
	NYMEX Crude Oil Futures Contract	Long	January 2012	77	79.4600	1,000	6,118,420
	Heating Oil
	ICE Gas Oil Futures Contract	Long	November 2011	28	879.5000	100	2,462,600
	ICE Gas Oil Futures Contract	Long	December 2011	7	872.5000	100	610,750
	NYMEX Heating Oil Futures Contract	Long	November 2011	55	2.7793	42,000	6,420,183
	NYMEX Heating Oil Futures Contract	Long	January 2012	20	2.7756	42,000	2,331,504
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2011	138	3.6660	10,000	5,059,080
	NYMEX Natural Gas Futures Contract	Long	January 2012	82	4.1230	10,000	3,380,860
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2011	43	2.5381	42,000	4,583,809
	NYMEX Gasoline RBOB Futures Contract	Long	January 2012	34	2.4759	42,000	3,535,585
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2011	109	2,130.2500	25	5,804,931
	LME Primary Aluminum Futures Contract	Long	November 2011	106	2,141.2500	25	5,674,313
	LME Primary Aluminum Futures Contract	Short	November 2011	(1)	2,141.2500	25	(53,531)
	Copper
	CEC Copper Futures Contract	Long	December 2011	107	3.1520	25,000	8,431,600
	LME Copper Futures Contract	Long	October 2011	50	7,004.5000	25	8,755,625
	LME Copper Futures Contract	Short	October 2011	(1)	7,004.5000	25	(175,113)
	Nickel
	LME Nickel Futures Contract	Long	October 2011	32	17,576.0000	6	3,374,592
	LME Nickel Futures Contract	Short	October 2011	(1)	17,576.0000	6	(105,456)
	LME Nickel Futures Contract	Long	November 2011	1	17,585.0000	6	105,510
	Zinc
	LME Zinc Futures Contract	Long	October 2011	31	1,843.2500	25	1,428,519
	LME Zinc Futures Contract	Long	November 2011	32	1,850.5000	25	1,480,400
	LME Zinc Futures Contract	Short	November 2011	(32)	1,850.5000	25	(1,480,400)
	LME Zinc Futures Contract	Long	January 2012	30	1,865.2500	25	1,398,938
	Lead
	LME Lead Futures Contract	Long	October 2011	31	1,984.0000	25	1,537,600
	LME Lead Futures Contract	Long	November 2011	1	1,984.0000	25	49,600

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	December 2011	319	$5.9250	5,000	$9,450,375
	Soybean
	CBOT Soybean Futures Contract	Long	November 2011	155	11.7900	5,000	9,137,250
	CBOT Soybean Futures Contract	Long	January 2012	8	11.8950	5,000	475,800
	Wheat
	CBOT Wheat Futures Contract	Long	December 2011	127	6.0925	5,000	3,868,738
	KCBT Wheat Futures Contract	Long	December 2011	111	7.0400	5,000	3,907,200
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2011	113	308.6000	100	3,487,180
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2011	44	0.5021	60,000	1,325,544
	CBOT Soybean Oil Futures Contract	Long	January 2012	20	0.5048	60,000	605,760
	CBOT Soybean Oil Futures Contract	Long	March 2012	22	0.5071	60,000	669,372
Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2011	126	1,622.3000	100	20,440,980
	Silver
	CEC Silver Futures Contract	Long	December 2011	42	30.0830	5,000	6,317,430
	Platinum
	NYMEX Platinum Futures Contract	Long	January 2012	27	1,523.6000	50	2,056,860
	Palladium
	NYMEX Palladium Futures Contract	Long	December 2011	13	614.5500	100	798,915
Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2011	81	1.0019	50,000	4,057,695
	Sugar
	ICE Sugar Futures Contract	Long	March 2012	299	0.2529	112,000	8,469,115
	Coffee
	ICE Coffee C Futures Contract	Long	December 2011	41	2.2890	37,500	3,519,338
	ICE Coffee C Futures Contract	Long	March 2012	5	2.3205	37,500	435,094
	LIFFE Coffee Robusta Futures Contract	Long	November 2011	48	1,979.0000	10	949,920
	Cocoa
	ICE Cocoa Futures Contract	Long	December 2011	65	2,608.0000	10	1,695,200
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2011	137	1.2215	40,000	6,693,820
	CME Live Cattle Futures Contract	Long	December 2011	50	1.2265	40,000	2,453,000
	CME Live Cattle Futures Contract	Long	February 2012	30	1.2415	40,000	1,489,800
	Lean Hogs
	CME Lean Hog Futures Contract	Long	October 2011	75	0.9338	40,000	2,801,250
	CME Lean Hog Futures Contract	Long	December 2011	25	0.8780	40,000	878,000
	CME Lean Hog Futures Contract	Long	February 2012	44	0.9158	40,000	1,611,720
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2011	37	1.4293	50,000	2,644,113

Commodity Call Options

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2011	(120)	$122.0	$(2,400)
	NYMEX Crude Oil Futures Options	October 2011	(147)	98.0	(7,350)
	Heating Oil
	NYMEX Heating Oil Futures Options	October 2011	(51)	3.1	(13,066)
	Natural Gas
	NYMEX Natural Gas Futures Options	October 2011	(110)	4,050.0	(26,400)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2011	(38)	31,000.0	(1,277)
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	October 2011	(107)	2,525.0	—
	Copper
	LME Copper Futures Options	October 2011	(49)	9,825.0	—
	Nickel
	LME Nickel Futures Options	October 2011	(16)	22,700.0	—
	Zinc
	LME Zinc Futures Options	October 2011	(31)	2,350.0	—
	Lead
	LME Lead Futures Options	October 2011	(16)	2,625.0	—
Agriculturals	Corn
	CBOT Corn Futures Options	November 2011	(147)	830.0	(8,269)
	CBOT Corn Futures Options	November 2011	(11)	910.0	(344)
	CBOT Corn Futures Options	November 2011	(1)	670.0	(525)
	Soybean
	CBOT Soybean Futures Options	October 2011	(79)	1,580.0	(494)
	CBOT Soybean Futures Options	October 2011	(2)	1,500.0	(25)
	Wheat
	CBOT Wheat Futures Options	November 2011	(59)	860.0	(2,950)
	CBOT Wheat Futures Options	November 2011	(4)	690.0	(2,126)
	KCBT Wheat Futures Options	November 2011	(53)	960.0	(2,650)
	KCBT Wheat Futures Options	November 2011	(2)	810.0	(850)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2011	(57)	400.0	(2,280)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2011	(43)	680.0	(129)
Precious Metals	Gold
	CEC Gold Futures Options	November 2011	(62)	1,725.0	(249,239)
	CEC Gold Futures Options	November 2011	(1)	1,975.0	(680)
	Silver
	CEC Silver Futures Options	November 2011	(21)	4,550.0	(17,850)
Foods & Fibers	Cotton
	ICE Cotton Futures Options	November 2011	(38)	1,580.0	(380)
	ICE Cotton Futures Options	November 2011	(2)	111.0	(1,530)
	Sugar
	ICE Sugar Futures Options	February 2012	(149)	330.0	(91,784)
	Coffee
	ICE Coffee C Futures Options	November 2011	(29)	275.0	(19,249)
	Cocoa
	ICE Cocoa Futures Options	November 2011	(33)	3,350.0	(330)
Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2011	(137)	126.0	(10,960)
	Lean Hogs
	CME Lean Hogs Futures Options	October 2011	(72)	97.0	(7,920)

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2011, the Fund held agency notes, agency discount notes, and U.S. Treasury bills worth $161,222,862 with a total par value of $159,722,000, and repurchase agreements worth $5,533,206.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Item 1A. Risk Factors of the December 31, 2010 Form 10-K filed with the SEC). These include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

To help manage the commodity price risk mentioned above, the Fund uses its options strategy in an attempt to enhance the Fund’s risk-adjusted total returns relative to the returns of leading commodity market benchmarks. In up markets, the portion of the Fund on which call options have been sold will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of options written plus the premium collected by writing the call options. In flat or sideways markets, the portion of the Fund on which call options have been sold will generate current gains from the premium collected by writing the call options. In down markets, the Fund will experience declines in value of the underlying contracts to the extent that the amount of the decline in the value of the underlying contracts exceeds the option premium collected by writing the call options. There can be no assurance that the Fund’s options strategy will be successful. The Fund’s risk-adjusted returns over any particular period may be positive or negative. Furthermore, the Fund invests in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets, thereby limiting its exposure to the commodity price risk of any one futures contract or any specific commodity group.

The Fund’s primary non-trading risk exposure is interest rate risk as it relates to its collateral investments in short-term, high grade debt securities which is mitigated due to the short-term nature of these debt securities, as well as by ensuring that the collateral investments are rated at the highest rating applicable for the type of investment as determined by at least one nationally recognized statistical rating organization or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2011.

c) There were no repurchases made by the Fund or any of its affiliates within the nine month period ended on September 30, 2011.

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

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

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

NUVEEN DIVERSIFIED COMMODITY FUND

By: Nuveen Commodities Asset Management, LLC, its Manager

Date: November 14, 2011

/s/ William Adams, IV
William Adams, IV President (Principal Executive Officer)

Date: November 14, 2011

/s/ Stephen D. Foy
Stephen D. Foy Chief Financial Officer (Principal Financial Officer)