Form 10-K
period 2011-12-31
Nuveen Diversified Commodity Fund
filed 2012-03-14
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 12, 2012, the registrant had 9,219,240 shares outstanding.

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

The Manager has selected Gresham Investment Management LLC (“Gresham” or the “Commodity Sub-advisor”) to manage the Fund’s commodity investment strategy and its options strategy. Gresham is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser. On December 31, 2011, Nuveen completed its acquisition of a 60% stake in Gresham. As part of the acquisition, Gresham’s management and investment teams will maintain a significant minority ownership stake in the firm, and will continue to operate independently while levering the strengths of Nuveen’s shared resources. Gresham remains the Fund’s Commodity Sub-advisor and there have been no changes in the Fund’s investment objectives, strategies or expenses.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”), an affiliate of the Manager and an indirect wholly-owned subsidiary of Nuveen, to invest the Fund’s collateral in short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

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

Except for certain limitations described herein, there are no restrictions or limitations on the specific commodity contracts in which the Fund may invest. The specific commodities in which the Fund invests, and the relative target weighting of those commodities, are determined annually by the Commodity Sub-advisor. The target weights are expected to remain unchanged until the next annual determination. The Fund’s portfolio concentration in any single commodity or commodity group will be limited in an attempt to moderate volatility. The Fund intends to limit the target weightings of each commodity group such that no group’s target weighting may constitute more than 35% of TAP®, no two groups’ combined target weightings may constitute more than 60% of TAP® and no single commodity’s target weighting can constitute more than 70% of its group. Under normal market circumstances, the Commodity Sub-advisor avoids exercising discretion between such annual determinations. However, the actual portfolio weights may vary during the year and may in certain circumstances be rebalanced subject to TAP®’s rule-based procedures. The Commodity Sub-advisor may change the TAP® rules at year end and as a result may change the commodities it invests in. During temporary defensive periods or during adverse market circumstances, the Fund may deviate from its investment policies and objective. For target weightings as of December 31, 2011, as well as TAP® weightings as of January 31, 2012, which reflect the 2012 annual determination, see Item 7 of this Annual Report.

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

Because the nature of the Fund’s investments in commodity futures and forward contracts does not require significant outlays of principal, currently approximately 15% of the Fund’s net assets are committed to establishing those positions. In addition, the Fund expects that, if put options are purchased in the future, no more than 5% of the Fund’s net assets would be used to purchase commodity put options at any one time and that option premiums generated by the sale of call options on commodity futures and forward contracts would be sufficient to cover the premiums paid for those put options.

Most of the commodity futures and options contracts acquired to facilitate implementing the investment strategy are exchange listed and generally qualify as “Section 1256 Contracts” for tax purposes. Section 1256 Contracts held by the Fund at the end of a taxable year of the Fund will be treated for U.S. federal income tax purposes as if they were sold by the Fund at their fair market value on the last business day of the taxable year. The net gain or loss, if any, resulting from these deemed sales (known as “marking to market”), together with any gain or loss resulting from any actual sales of Section 1256 Contracts (or other termination of the Fund’s obligations under such contracts), must be taken into account by the Fund in computing its taxable income for the year. Capital gains and losses from Section 1256 Contracts generally are characterized as long-term capital gains or losses to the extent of 60% of the gains or losses and as short-term capital gains or losses to the extent of 40% of the gains or losses. Thus, shareholders of the Fund will generally take into account their pro rata share of the long-term capital gains and losses and short-term capital gains and losses from Section 1256 Contracts held by the Fund.

Options Strategy. Pursuant to the options strategy, the Fund writes “out-of-the-money” call options on individual futures and forward contracts held by it, and may write “out-of-the-money” call options on baskets of commodities or on broad-based commodity indices, such as the DJ-UBSCI or the GSCI, whose prices are expected to closely correspond to at least a substantial portion of the commodity futures and forward contracts held by the Fund. A call option gives its owner (buyer) the right but not the obligation to buy the underlying futures contract at a particular price, known as the strike price, at anytime between the purchase date and the expiration date of the option. The person who writes (sells) the option to the buyer is thus required to fulfill the contractual obligation (by selling the underlying futures contract to the buyer at the strike price) should the option be exercised. If the option is covered, the writer (seller) has an offsetting futures position. The Fund writes commodity call options that are U.S. exchange-traded and that are typically “American-style” (exercisable at any time prior to expiration). The Fund also writes commodity call options that are non-U.S. exchange traded and that are typically “European-style” (exercisable only at the time of expiration). The Fund may also write commodity call options on a continual basis on up to approximately 50% of the notional value of each of its commodity futures and forward contract positions that, in Gresham’s determination, have sufficient option trading volume and liquidity. The Fund may write commodity call options with terms up to one year and with strike prices that may be up to 20% “out-of-the-money.” Generally, the Fund expects to write commodity call options with terms of one to three months. Subject to the foregoing limitations, the implementation of the options strategy is within Gresham’s discretion. Over extended periods of time, the term and “out of-the-moneyness” of the commodity options may vary significantly. While generating option premiums for the Fund, the call options will cause the Fund to forgo the right to any appreciation above the exercise price of the call options on the percentage of the notional value of the Fund’s long commodity positions covered by the call options. The Fund’s risk-adjusted return over any particular period may be positive or negative.

Collateral Investments. The Fund’s investments in commodity futures and forward contracts and options on commodity futures and forward contracts generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 15% of the Fund’s assets are committed as “initial” and “variation” margin to secure the Fund’s futures and forward contract positions. These assets are placed in one or more commodity futures accounts maintained by the Fund at Barclays Capital Inc. (“BCI”), the Fund’s clearing broker, and are held in cash or invested in U.S. Treasury bills and other direct or guaranteed debt obligations of the U.S. government maturing within less than one year at the time of investment. The remaining collateral (currently approximately 85%) is held in a separate collateral investment account managed by the Collateral Sub-advisor.

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

(a)	the Commodity Sub-advisor, which invests the Fund’s assets pursuant to TAP PLUSSM; and
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

The Manager is a wholly-owned subsidiary of Nuveen, a Delaware corporation. Founded in 1898, Nuveen and its affiliates had approximately $220 billion of assets under management as of December 31, 2011. Nuveen is a principal of the Manager.

The Manager is registered with the CFTC as a CTA (effective date of registration January 4, 2006) and as a CPO (effective date of registration January 4, 2006) and is a member of the NFA. The Manager has complete responsibility to ensure that the Fund complies with all obligations under the CEA.

Commodity Sub-advisor

The Manager has selected Gresham to manage the assets of the Fund to be invested pursuant to TAP PLUSSM (TAP® plus the options strategy). Gresham is a Delaware limited liability company, the successor to Gresham Investment Management, Inc. formed in July 1992. Gresham is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham is also registered with the SEC as an investment adviser. Gresham’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs. On December 31, 2011, Nuveen completed its acquisition of a 60% stake in Gresham. As part of the acquisition, Gresham’s management and investment teams will maintain a significant minority ownership stake in the firm, and will continue to operate independently while levering the strengths of Nuveen’s shared resources. Gresham remains the Fund’s Commodity Sub-advisor and there have been no changes in the Fund’s investment objectives, strategies or expenses.

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

Collateral Sub-advisor

The Manager has selected Nuveen Asset Management to invest the Fund’s collateral (excluding the initial and variation margin maintained at BCI) in short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser. Founded in 1898, Nuveen and its affiliates had approximately $220 billion in assets under management as of December 31, 2011, of which approximately $104 billion was managed by the Collateral Sub-advisor.

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

In addition to the fee paid to the Manager, the Fund pays all routine and extraordinary costs and expenses of its operations, including brokerage expenses, custody fees, transfer agent expenses, professional fees, expenses of preparing, printing and distributing reports, notices, information statements, proxy statements, reports to governmental agencies, and taxes, if any.

The agreements with the Commodity Sub-advisor and the Collateral Sub-advisor (collectively, the “Sub-advisors”) may be terminated at any time, without penalty, by either the Manager or a sub-advisor upon 120 days written notice. Also, the agreement with the Commodity Sub-advisor can be terminated by the Commodity Sub-advisor in certain circumstances on 90 days notice. Each of the agreements provides that the sub-advisor will not be liable to the Fund in connection with the performance of its duties, and the Fund will indemnify the sub-advisor for losses and costs arising out of its status as a sub-advisor to the Fund if the sub-advisor acted in good faith and in a manner it reasonably believed to be in or not opposed to the best interests of the Fund, except, in each case, for a loss resulting from the sub-advisor’s willful misfeasance, bad faith or gross negligence or reckless disregard of its duties and obligations under the agreement. The sub-advisor will indemnify the Fund and the Manager for losses and costs attributable to such willful misfeasance, bad faith or gross negligence or reckless disregard.

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

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual and quarterly reports and other information meeting the information requirements pursuant to Section 13(a) and 15(d) of the Exchange Act. These reports are available on the Fund’s website at http://www.nuveen.com/CommodityInvestments. Investors may also inspect and copy any materials the Fund files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. The Fund also posts on its website an information statement and certain daily and monthly reports required by CFTC regulations.

Item 1A.  Risk Factors

An investment in the Fund involves a high degree of risk. Investors should be aware of the various risks, including those described below. Investors should consider carefully the risks described below before making an investment decision. Investors should also refer to the other information included in this Annual Report, including the Fund’s financial statements and the related notes and the Fund’s other filings with the SEC. Additional risks and uncertainties not presently known by the Fund or not presently deemed material by the Fund may also impair the Fund’s operations and performance. If any of the following events occur, the Fund’s performance could be materially and adversely affected. In such case, the Fund’s net asset value and the trading price of the Fund’s shares may decline and you may lose all or part of your investment.

Commodity Investment Strategy Risks

You may lose all of your investment—An investment in the Fund’s shares is subject to investment risk, including the possible loss of the entire amount that you invest. An investment in the Fund’s shares represents an indirect investment in the commodity futures and forward contracts owned by the Fund, the prices of which can be volatile, particularly over short time periods. Investments in individual commodity futures and forward contracts and options on futures contracts and forward contracts historically have had a high degree of price variability and may be subject to rapid and substantial price changes. These price changes may be magnified by computer-driven algorithmic trading, which is becoming more prevalent in the commodities market. The Fund could incur significant losses on its investments in those commodity futures and forward contracts. If the Fund experiences greater losses than gains during the period you hold shares, you will experience a loss for the period even if the Fund’s historical performance is positive. The Fund’s risk-adjusted returns over any particular period may be positive or negative. Movements in commodity investment prices are outside of the Fund’s control, are extremely difficult to predict and may not be anticipated by the Commodity Sub-advisor. Price movements may be influenced by, among other things:

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

Conversely, if commodity sellers are the predominant participants in the market, the Fund will be constrained to reinvest at lower prices which could have a negative effect on the Fund’s returns and may cause it to suffer losses on its long positions.

Regulatory developments could significantly and adversely affect the Fund—Commodity markets are subject to comprehensive statutes and regulations promulgated not only by the CFTC but also by self-regulatory organizations such as the NFA. Among others, the CFTC and the exchanges on which futures contracts are traded are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. Any of these actions, if taken, could adversely affect the returns of the Fund by limiting or precluding investment decisions the Fund might otherwise make. The regulation of commodity transactions in the U.S. is a rapidly changing area of law and is subject to ongoing modification by government, self-regulatory and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse to the Fund.

Regulatory trading and exchange position limits may adversely affect the Fund—The CFTC and U.S. commodities exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily trading limits.” Once the daily trading limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially disguising substantial losses the Fund may ultimately incur.

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. The CFTC has recently withdrawn relief previously granted to Gresham concerning position limits with respect to certain agricultural commodities (soybeans, corn and wheat) in which Gresham invests under TAP®. The effect of such withdrawal is that, beginning January 15, 2010, Gresham became subject to the same position limit rules as other investors. Consistent with regulation, Gresham has taken steps to mitigate the potential risks associated with becoming subject to such limits (including expanding the number of exchanges on which it trades). In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that impose position limits on 28 physical commodity futures and options contracts and on physical commodity swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. The contracts include certain agricultural, metals and energy commodities to be traded by the Fund. Under such regulations, position limits would be set on the spot month, single month and all-months-combined across different trading venues for contracts based on the same underlying commodity. The position limits will be implemented in two phases: the first phase will be on spot month contracts for which position limits were established under prior regulations (i.e., certain agricultural contracts called “legacy contracts”) based on exchange data and existing limits. In the second phase, the CFTC will adjust the limits on spot month legacy contracts on a regular schedule, set to 25 percent of the CFTC’s determination of estimated deliverable supply for the commodity in normal cash marketing channels at the contract’s delivery point. The Fund does not intend to trade contracts in the spot month, which the final regulations define generally as the period commencing just before the first notice day for any delivery month and terminating at the end of the delivery period. Non-spot month limits for non-legacy contracts (agricultural contracts not subject to position limits before the final regulations and energy and metals contracts) will be set in the second phase based on a scaled percentage of the total open interest for a 12-month time period.

The final regulations require that a trader aggregate all positions in accounts in which the trader, directly or indirectly, holds an ownership or equity interest of 10 percent or more as well as accounts over which the trader controls trading. A trader would also be required to aggregate positions in multiple accounts or commodity pools, including passively-managed index funds, if those accounts or pools have identical trading strategies. The regulations provide for daily and monthly reporting of cash commodity transactions and corresponding hedge positions if limits are exceeded and an enhanced reporting regime for traders who hold or control positions in certain energy and metal contracts above a specified net long or net short position.

The compliance date for agricultural spot month and non-spot month legacy contracts is 60 days after the date of publication of the final regulations in the Federal Register. The aggregation of such limits will become effective 60 days after the CFTC adopts regulations further defining the term “swap” under the Dodd-Frank Act. For non-spot month non-legacy contracts the compliance date will be determined by the CFTC when it establishes limits expected to be in approximately 12 months after collection of swap positional data. Prior to this time, traders are required to comply with existing position limits and exchange accountability levels.

The final regulations are extremely complex and may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund.

Any deflation or unanticipated changes in inflation may negatively affect the expected future spot price of underlying commodities—Deflation or unanticipated changes in the rate of inflation may result in changes in the future spot price of the underlying commodities that could negatively affect the Fund’s profitability and result in potential losses. In addition, reduced economic growth may lead to reduced demand for the underlying commodities and put downward pressure on the future spot prices, adversely affecting the Fund’s operations and profitability. Although the Manager and the Commodity Sub-advisor believe that the Fund’s options strategy can provide the potential for current gains from option premiums, in up markets the Fund will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of options written by the Fund plus the premium collected by writing the call options.

Options Strategy Risks

There can be no assurance that the Fund’s options strategy will be successful—The Fund uses options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total returns. The Fund may seek to protect its commodity futures and forward contracts positions in the event of a market decline in those positions by purchasing commodity put options that are “out-of-the money.” The Fund’s use of options, however, may not provide any, or only partial, protection from adverse commodity price changes. Specific price movements of the commodities or futures contracts underlying an option cannot be accurately predicted. There may be imperfect correlation between the changes in the market value of the futures contracts and the corresponding options contracts held by the Fund. Accordingly, the return performance of the Fund’s commodity futures and forward contracts may not parallel the performance of the commodities or indices that serve as the basis for the options bought or sold by the Fund; this basis risk may reduce the Fund’s overall returns. Investing in options is volatile and requires an accurate assessment of the market and the underlying instrument. Factors such as increased or reduced volatility, limited dollar value traded and timing of placing and executing orders may preclude the Fund from achieving the desired results of the options strategy and could affect the Fund’s ability to generate income and gains and limit losses. Because of the volatile nature of the commodities markets, the writing (selling) of commodity options involves a high degree of risk.

The Fund may forego gains (i.e. capital appreciation) above the option exercise price on up to approximately 50% of its commodity futures and forward contracts as a result of selling “out-of-the-money” commodity call options—The Fund writes commodity call options with terms up to one year that may be up to 20% “out-of-the-money” on a continual basis on up to approximately 50% of the notional value of each of its commodity futures and forward contract positions that, in Gresham’s determination, have sufficient option trading volume and liquidity. As the writer of a call option, the Fund sells, in exchange for receipt of a premium, the right to any appreciation in the value of the futures or forward contract over a fixed price on or before a certain date in the future. Accordingly, the Fund is effectively limiting its potential for appreciation to the amount the option is “out-of-the-money” during the option term on up to approximately 50% of the notional value of its portfolio invested in commodity futures and forward contracts. As commodity prices change, an option that was “out-of-the-money” when written may subsequently become “in-the-money.”

The Fund may incur put premium costs without benefiting from its investment in commodity put options—Although the Fund does not currently intend to do so, in the future the Fund may purchase commodity put options on all or substantially all of the notional value of its commodity futures and forward contract positions. As a holder of a put option, the Fund, in exchange for payment of a premium, has the right to receive from the seller of the commodity put option, if the current price is lower than the exercise price, the difference between the put exercise price and the current price of the underlying commodity futures or forward contract on or before a specified date (in the case of “American-style” options, on or before the expiration date or, in the case of “European-style” options, at the expiration date). If the price of the commodity futures or forward contract is greater than the exercise price of the put option upon expiration, then the Fund will have incurred the cost of the option but not have received any benefit from its purchase. In addition, because the Fund generally will purchase commodity put options that are substantially “out-of-the-money,” at the time of purchase, the Fund will not be protected against, and will bear the loss associated with, a market decline down to the exercise price of the option.

The Fund is subject to gap risk, which is the risk that a commodity price will change from one level to another with no trading in between—Usually such movements occur when there are adverse news announcements, which can cause a commodity price to drop substantially from the previous day’s closing price. In the event of an extreme market change or gap move in the price of a single commodity when Gresham is unable to trade, the Fund’s exposure to that commodity will increase in proportion to the Fund’s option exposure. The Fund’s option strategy increases the Fund’s gap risk and could adversely affect the Fund’s performance in the event that the price of an individual commodity futures contract drops substantially. Gap risk may also negatively impact the trading price of the Fund’s shares.

Risk that the Fund’s Shares May Trade at a Discount to Net Asset Value

There is a risk that the Fund’s shares may trade at prices other than the Fund’s net asset value per share—The net asset value of each share will change as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a share may be different from the net asset value of a share and that shares may trade at a discount from their net asset value (which could be significant). The price difference may be due to the fact that supply and demand forces at work in the secondary trading market for shares are not necessarily the same as the forces influencing the prices of the commodity futures and forward contracts and other instruments held by the Fund at any point in time.

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

Commodity Sub-advisor Risks

Gresham utilizes a strategy for the Fund that differs from the strategy on which its historical performance record is based—Gresham’s historical performance record (as presented in the Fund’s information statement posted on its website) reflects the use of TAP® and TAP PLUSSM. Before the Fund’s initial public offering,

Gresham had not previously employed TAP PLUSSM (TAP® plus the options strategy) for the accounts of clients and, as a result, its historical performance record for TAP® is not based on an investment approach that is identical to the investment approach used for the Fund. TAP PLUSSM is designed to enhance the Fund’s risk-adjusted total returns, which may have the effect of limiting the level of gains or losses that the Fund otherwise would achieve. Therefore, Gresham’s historical performance record for TAP® is not as relevant to investors in the Fund as it would be if Gresham were using only TAP® in investing for the Fund.

Past performance is no assurance of future results—Gresham bases its investment decisions on three inputs: (i) systematic calculations of the values of global commodity production; (ii) total U.S. dollar trading volume on commodity futures and forwards exchanges and (iii) global import/export trade values. Any subsequent commodity sub-advisor to the Fund may employ a different commodity investment strategy than Gresham. Neither Gresham’s proprietary methodology nor the investment methodology that may be used by any subsequent commodity sub-advisors take into account unanticipated world events that may cause losses to the Fund. Past performance does not assure future results.

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

Speculative position limits and daily trading limits may reduce profitability and result in substantial losses—All accounts owned or managed by a commodity trading advisor, such as the Commodity Sub-advisor, its principals and its affiliates are typically combined for speculative position limit purposes.

It is possible that the Commodity Sub-advisor will approach or reach position limits and, if so, will have a conflict of interest with respect to allocating limited positions among various accounts it manages. Further, the investment decisions of the Commodity Sub-advisor may be modified to avoid exceeding regulatory “position limits,” potentially subjecting the Fund to substantial losses and forcing the Fund to forego certain opportunities. The Commodity Sub-advisor may have to reduce the size of positions that would otherwise be taken for the Fund, liquidate commodity futures contracts at disadvantageous times or prices, or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits.

Modification of trades that would otherwise be made by the Fund, if required, could adversely affect the Fund’s operations and profitability. In addition, a violation of speculative position limits by the Commodity Sub-advisor could lead to regulatory or self-regulatory action resulting in mandatory liquidation of certain positions held by the Fund and other accounts of the Commodity Sub-advisor. There can be no assurance that the Commodity Sub-advisor will liquidate positions held on behalf of all the Commodity Sub-advisor’s accounts, including its own accounts, in a proportionate manner. In the event the Commodity Sub-advisor chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses.

Increased competition could adversely affect the Fund—The Commodity Sub-advisor believes that there has been, over time, an increase in interest in commodity investing. As Gresham’s capital under management increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Commodity Sub-advisor, or otherwise alter historical trading patterns or affect the execution of trades, to the detriment of the Fund.

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

Unexpected market illiquidity may cause losses to investors. The large stated value of the investments that the Commodity Sub-advisor acquires for the Fund increases the risk of illiquidity by both making its investments more difficult to liquidate at favorable prices and increasing the losses while trying to do so.

An investment in the Fund may not necessarily diversify an investor’s overall portfolio—The investment performance of commodities has shown little long-term historical correlation to the performance of other asset classes such as U.S. equities and U.S. bonds. Little correlation means that there is a low statistical relationship between the performance of commodity investments, on the one hand, and U.S. equities and U.S. bonds, on the other hand. Because there is little long-term historical correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods in the stock or bond markets, or vice versa. If, during a particular period of time, the Fund’s performance moves in the same general direction as the other financial markets or the Fund does not perform successfully relative to overall commodity markets, you may obtain little or no diversification benefits during that period from an investment in the Fund’s shares. In such a case, the Fund may have no gains to offset your losses from such other investments, and you may suffer losses on your investment in the Fund at the same time losses on your other investments are increasing.

Investments in futures contracts will expose the Fund to the risk of temporary aberrations or distortions in the commodity markets—The Fund is subject to the risk that temporary aberrations or distortions in the markets (such as war, strikes, geopolitical events and natural disasters) will occur that impact commodity prices and negatively impact the value of the Fund’s positions, thereby adversely affecting the value of your shares.

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

The Fund’s operating history is limited—The Fund has a very brief operating history. Therefore, there is a limited performance history for the Fund to serve as a basis for you to evaluate an investment in the Fund.

Manager and Commodity Sub-advisor experience—Prior to the initial public offering of the Fund, the Manager had not previously operated a commodity pool or selected a commodity trading advisor. While the Commodity Sub-advisor has previously managed assets pursuant to TAP®, it had never employed TAP PLUSSM when managing assets for clients prior to the Fund’s initial public offering. Neither the Manager nor any of its trading principals has previously operated any other pools or traded any other accounts.

Conflicts of interest could adversely affect the Fund—There are conflicts of interest in the structure and operation of the Fund. The Manager has sole authority to manage the Fund, and its interests may conflict with those of Fund shareholders. For example, the Manager’s fees are based on the Fund’s net assets, which could provide an incentive for the Manager to reduce or suspend distributions by the Fund. In addition, the Collateral Sub-advisor and Commodity Sub-advisor are affiliates of the Manager. Each Sub-advisor may encounter conflicts between the interests of the Fund and its other clients. Further, a conflict of interest may also arise when the Commodity Sub-advisor approaches or reaches position limits with respect to futures positions established for the benefit of the Fund and fails to allocate limited contracts available among other accounts it manages or, alternatively, liquidates positions held by other accounts in a disproportionate manner. Although the Fund, the

Manager, and the Sub-advisors have not established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund, the Manager and the Sub-advisors have adopted codes of ethics in recognition of their fiduciary obligations to clients, including the Fund, and in accordance with applicable securities and commodities laws and regulations. Each of the Manager and the Sub-advisors resolve conflicts of interest as they arise based on its judgment and analysis of the particular issue and consistent with its code of ethics. Nonetheless, the Manager and/or the Sub-advisors could resolve a potential conflict in a manner that is not in the best interest of the Fund or its shareholders.

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

Reliance on affiliates of Nuveen—The Fund is dependent upon services and resources provided by its Manager and Collateral Sub-advisor and their parent Nuveen. Nuveen has a substantial amount of indebtedness. Nuveen, through its own business or the financial support of its affiliates, may not be able to generate sufficient cash flow from operations or ensure that future borrowings will be available in an amount sufficient to enable it to pay its indebtedness, with scheduled maturities beginning in 2014, or to fund its other liquidity needs. Nuveen’s failure to satisfy the terms of its indebtedness, including covenants therein, may generally have an adverse effect on the financial condition of Nuveen.

Shareholders have limited voting rights, and the individual trustees have limited duties and powers, and neither will be able to affect management of the Fund regardless of performance—Unlike the holder of capital stock in an investment company, Fund shareholders have limited voting rights or other means to control or affect the Fund’s business. In addition, the powers and duties of the individual trustees are very limited with respect to the Fund. The individual trustees’ sole powers are (i) to terminate for cause the Manager of the Fund (which, under the Trust Agreement, will automatically cause the Fund to terminate and be liquidated if at the time there is not a remaining manager and shareholders have not voted to elect a replacement manager), and (ii) to serve as the audit committee and nominating committee of the Fund. The individual trustees of the Fund, unlike the board of directors of an investment company, do not have the power to cause the Fund to change its investment objective or policies, effect changes to operations, approve the advisory fees of the Manager or replace the Manager or Sub-advisors. Rather, the power to determine the Fund’s policies and direct its operations is conferred on the Manager. Thus, Fund shareholders do not benefit from the protection of their interests afforded to registered investment companies under the 1940 Act through the existence of an independent board of directors with extensive powers to control the operations of the company. Therefore, the shareholders to a large extent are dependent on the abilities, judgment and good faith of the Manager in exercising its wide-ranging powers over the Fund, limited solely by the implied covenant of good faith and fair dealing applicable to the Manager in its relations with the Fund and its shareholders. If the Manager voluntarily withdraws or is removed by a vote of shareholders and shareholders have not voted to elect a replacement manager, the Fund will terminate and will liquidate its assets pursuant to the Trust Agreement.

The Manager may not be removed as manager by Fund shareholders except upon approval by the affirmative vote of the holders of over 50% of the outstanding shares (excluding shares owned by the Manager and its affiliates), subject to the satisfaction of certain conditions. Any removal of the Manager by Fund shareholders or by the individual trustees (upon 60 days written notice and under certain limited circumstances) will result in the liquidation of the Fund if at the time there is not a remaining manager unless a successor manager is appointed as provided in the Trust Agreement.

Thus, it is extremely unlikely that Fund shareholders will be able to make any changes in the management of the Fund, even if performance is poor.

Fees and expenses are charged regardless of profitability and may result in depletion of assets—Regardless of its investment performance the Fund pays brokerage commissions, over-the-counter dealer spreads, management fees and operating and extraordinary expenses. A management fee will be paid by the Fund even if the Fund experiences a net loss for the year. Consequently, the expenses of the Fund could, over time, result in significant losses to your investment including the loss of all of your investment. You may not achieve profits, significant or otherwise.

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

The failure or bankruptcy of one of its clearing brokers could result in a substantial loss of Fund assets—Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy (as recently experienced with respect to MF Global). In that event, the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and their clearing organizations, if any, on which commodity interest contracts are traded.

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

The commodity markets have volatility risk—The commodity markets have experienced periods of extreme volatility. General market uncertainty and consequent repricing risk have led to market imbalances of sellers and buyers, which in turn have resulted in significant reductions in values of a variety of commodities. Similar future market conditions may result in rapid and substantial valuation increases or decreases in the Fund’s holdings. In addition, volatility in the commodity and securities markets may directly and adversely affect the setting of distribution rates on the Fund’s shares.

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

New regulatory developments may increase competition from other exchange-traded commodity funds that could limit the market for, and reduce the liquidity of, the shares—The CFTC recently adopted rules that, subject to certain conditions, permit the manager (commodity pool operator) of an exchange-traded commodity fund to claim relief from certain requirements relating to the delivery and acknowledgment of commodity pool disclosure documents, delivery of monthly account statements, and the requirement to keep the Fund’s books and records at the commodity pool operator’s main business office. In addition, those rules exempt the independent directors and trustees of an actively managed, exchange-traded commodity pool from having to register as commodity pool operators in their own right, where those persons are required to serve as such only for purposes of composing an audit or other committee under the Sarbanes-Oxley Act of 2002 and exchange listing requirements. These rules may increase the attractiveness of forming exchange-traded commodity funds similar to the Fund, relative to other investment vehicles, including hedge funds, other commodity pools, traditional debt and equity securities issued by companies in the commodities industry and securities backed by or linked to commodities. An increase in the number of such funds facilitated by the new rules could limit the market for, and reduce the liquidity of, the shares and/or make it more difficult for the Fund to implement its investment strategy.

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

Changes in the Fund’s tax treatment could adversely affect distributions to shareholders—Based upon the continued accuracy of the representations of the Manager, the Fund believes that under current law and regulations it will be taxed as a partnership that is not subject to corporate income tax for federal income tax purposes. However, the Fund has not requested, nor will it request, any ruling from the Internal Revenue Service (“IRS”) as to this status. In addition, you cannot be sure that those representations will continue to be accurate. If the IRS were to challenge the federal income tax status of the Fund, such a challenge could result in (i) an audit of each shareholder’s entire tax return and (ii) adjustments to items on that return that are unrelated to the ownership of shares. In addition, each shareholder would bear the cost of any expenses incurred in connection with an examination of its personal tax return.

In addition, the Fund generally could be impacted adversely by proposed changes and future changes in tax laws or tax administration, including changes that might treat publicly traded partnerships like the Fund as taxable corporations.

If for any reason the Fund were taxable as a corporation for federal income tax purposes in any taxable year, its income, gains, losses and deductions would be reflected on its own tax return rather than being passed through (proportionately) to shareholders. Its net income would be subject to taxation, reducing cash available for distributions and resulting in distributions being treated as dividends to the extent of current or accumulated earnings and profits. Such a tax reclassification could materially reduce the overall performance and after-tax returns of the Fund, possibly causing a decline in the price of the Fund shares.

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

Tax rates and other features under current U.S. federal income tax law may be adversely affected in the future—Under current law, long-term capital gains and ordinary income are taxed to non-corporate investors at maximum U.S. federal income tax rates of 15% and 35%, respectively, through December 31, 2012. Absent further legislation, after December 31, 2012, the tax rate on non-corporate investors’ long-term capital gains will increase to 20% and the maximum tax rate for non-corporate investors’ ordinary income will increase to 39.6%. The tax treatment of the Fund or its shareholders under other provisions of the tax law can be adversely affected by future legislation at any time.

Increased Oversight of Foreign Financial Assets—Under the Foreign Account Tax Compliance Act (“FATCA”) enacted in 2010, foreign financial institutions and non-financial foreign entities and certain U.S. taxpayers holding foreign financial assets will be subject to an enhanced reporting, disclosure, certification, withholding, and enforcement regime. Among other things, foreign financial institutions will be required to enter into disclosure compliance agreements with the U.S. Treasury by June 30, 2013, and non-financial foreign entities will be required to certify their ownership. The general effective date of FATCA is January 1, 2014. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

Investors will receive a Schedule K-1 and as a result may incur additional costs—Investors in the Fund receive a Schedule K-1 reporting their allocable portion of the tax items of the Fund. This form is expected to be available by the first week of March following the taxable year it relates to. If there were a delay in making Schedule K-1’s available, it could be more difficult for investors to complete their tax returns in a timely fashion. Investors who seek advice from tax advisors with respect to their Schedule K-1 may incur additional costs in the form of fees.

Shareholders are strongly urged to consult their own tax advisors and counsel with respect to the possible tax consequences to them of an investment in the shares. The tax consequences may differ in respect of different shareholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Not applicable.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) On September 27, 2010, the shares of the Fund began trading on the NYSE Amex under the ticker symbol “CFD.”

The following table sets forth, for the calendar quarters indicated, the high and low intra-day market prices per share.

	Share Price
Quarter Ended	High	Low
December 31, 2011	$23.46	$18.59
September 30, 2011	$27.39	$20.41
June 30, 2011	$29.40	$24.55
March 31, 2011	$28.90	$25.16
December 31, 2010	$28.00	$22.54
September 30, 2010*	$25.13	$24.85

*	This period covers the time from the Fund’s commencement of operations (September 27, 2010) to the end of the quarter.

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

Quarter Ended	High	Low
December 31, 2011	(4.42%)	(17.60%)
September 30, 2011	1.65%	(11.31%)
June 30, 2011	3.02%	(3.40%)
March 31, 2011	3.65%	(4.05%)
December 31, 2010	5.42%	(4.82%)
September 30, 2010*	5.37%	4.71%

*	This period covers the time from the Fund’s commencement of operations (September 27, 2010) to the end of the quarter.

As of December 31, 2011, the Fund had approximately 9,200 shareholders.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the period September 27, 2010 through December 31, 2011.

During the fiscal years ended December 31, 2011 and December 31, 2010, the Fund declared distributions per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 27, 2011	December 29, 2011	December 30, 2011	$0.145
November 28, 2011	November 30, 2011	December 1, 2011	$0.145
October 27, 2011	October 31, 2011	November 1, 2011	$0.145
September 28, 2011	September 30, 2011	October 3, 2011	$0.145
August 29, 2011	August 31, 2011	September 1, 2011	$0.145
July 27, 2011	July 29, 2011	August 1, 2011	$0.145
June 28, 2011	June 30, 2011	July 1, 2011	$0.145
May 26, 2011	May 31, 2011	June 1, 2011	$0.145
April 27, 2011	April 29, 2011	May 2, 2011	$0.145
March 29, 2011	March 31, 2011	April 1, 2011	$0.145
February 24, 2011	February 28, 2011	March 1, 2011	$0.145
January 27, 2011	January 31, 2011	February 1, 2011	$0.145
December 28, 2010	December 30, 2010	December 31, 2010	$0.145
November 26, 2010	November 30, 2010	December 1, 2010	$0.145
October 27, 2010	October 31, 2010	November 1, 2010	$0.145

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

b) Since the Fund’s initial public offering, as detailed on the Fund’s registration statement on Form S-1 (No.333-130360), which was declared effective on September 27, 2010, no new share offerings have taken place. Proceeds from the Fund’s initial public offering (including the shares sold upon exercise of the over-allotment option) were invested in short-term, high-grade debt securities which serve as collateral for the Fund’s investments in commodity futures and forward contracts and options on commodity futures and forward contracts, in accordance with the Fund’s investment objectives.

On April 15, 2011, the Fund filed a Registration Statement on Form S-1with the SEC to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No. 1 to Form S-1 with the SEC. The Fund has not yet determined the size or timing of any potential future offering.

c) On December 21, 2011 the Fund announced the approval of an open-market share repurchase program, where the Fund was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions. Transactions in share repurchases were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that may yet be Repurchased
12/21/11 to 12/31/11	38,000	$19.68	Approximately 882,000

No shares have been repurchased outside of the program described above.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the fiscal years ended December 31, 2011, 2010, 2009 and 2008 have been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two fiscal years. The selected financial data as of and for the fiscal year ended December 31, 2007, as well as the quarterly financial data presented, has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial position of the Fund. Prior to the Fund’s initial public offering on September 27, 2010, the Fund had no operations other than those related to organizational matters. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007 (unaudited)
Total assets	$220,582,524	$251,985,626	$956,000	$859,000	$836,000
Total liabilities	$6,402,395	$4,227,878	$956,000	$859,000	$836,000
Net assets	$214,180,129	$247,757,748	$-	$-	$-
Net increase (decrease) in cash	$(16)	$16	$-	$-	$-
Shares outstanding	9,229,040	9,267,040	-	-	-
Net asset value per share outstanding	$23.21	$26.74	$-	$-	$-
Total distributions per share	$1.7400	$0.4350	$-	$-	$-

Total investment income	$309,181	$80,235	$-	$-	$-
Net investment income (loss)	$(3,612,955)	$(1,185,458)	$-	$-	$-
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(13,093,466)	$32,187,099	$-	$-	$-
Net income (loss)	$(16,706,421)	$31,001,641	$-	$-	$-
Net income (loss) per weighted-average share	$(1.80)	$3.43	$-	$-	$-

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011		For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011		For the Three Months Ended December 31, 2011
Total investment income	$110,343		$73,513	$60,406		$64,919
Net investment income (loss)	$(893,397)		$(931,243)	$(974,722)		$(813,593)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$16,794,070		$(13,994,970)	$(22,936,840)		$7,044,274
Net income (loss)	$15,900,673		$(14,926,213)	$(23,911,562)		$6,230,681
Increase (decrease) in net asset value	$11,869,510		$(18,957,376)	$(27,942,725)		$1,452,972
Net income (loss) per weighted average share	$1.72		$(1.61)	$(2.58)		$0.67

	For the Three Months Ended March 31, 2010		For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010		For the Three Months Ended December 31, 2010
Total investment income	$-		$-	$-		$80,235
Net investment income (loss)	$-		$-	$(16,549)		$(1,168,909)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$-		$-	$-		$32,187,099
Net income (loss)	$-		$-	$(16,549)		$31,018,190
Increase (decrease) in net asset value	$-		$20,055	$203,687,201		$44,070,547
Net income (loss) per weighted average share	N/A	(2)	$-	$-	(1)	$3.42

(1)	Rounds to zero per share.
(2)	Not applicable; there were no shares outstanding during the period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in this Annual Report. The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to the Manager, Gresham and the Collateral Sub-advisor and are subject to a number of risks, uncertainties and other factors, both known (such as those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report) and unknown, that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

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

During the fiscal year ended December 31, 2010, the Fund completed its initial public offering, and its shares trade on the NYSE Amex. Since the Fund’s initial public offering the Fund has used the proceeds from its share issuance as collateral, with the balance that is not maintained at BCI as initial and variation margin invested in short-term, high grade debt securities. The collateral supports various investments in futures contracts and call options on futures contracts in accordance with the Fund’s investment objectives.

Results of Operations

The Year Ended December 31, 2011 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $20.30 on the close of business on December 31, 2011. This represents a decrease of 21.32% in share price (not including the effect of distributions) from the $25.80 price at which the shares of the Fund traded on the close of business on December 31, 2010. The high and low intra-day share prices for the year were $29.40 (April 29) and $18.59 (December 19), respectively. During the year, the Fund paid distributions totaling $1.740 per share to shareholders. The total return on market value for the Fund, including distributions for the period, was -15.59%. At December 31, 2011, the shares of the Fund traded at a 12.54% discount to the Fund’s net asset value of $23.21.

The Year Ended December 31, 2011 – Net Assets of the Fund

The Fund’s net assets decreased from $247.8 million at December 31, 2010, to $214.2 million at December 31, 2011, a decrease of $33.6 million. The decrease in the Fund’s net assets was due to $7.9 million in net realized gains and $21.0 million in net unrealized depreciation on the Fund’s commodity portfolio during the year, a net investment loss of $3.6 million, $16.1 million of distributions declared to shareholders, and $0.8 million decrease in net assets due to share repurchases.

The Fund’s commodity and options portfolio finished 2011 on a positive note gaining 3.3% in the fourth quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, gained 0.3% during the fourth quarter, and the GSCI, which has greater energy-related exposure than the DJ-UBSCI (71% versus 34%, respectively), gained 9.0% over the quarter. The Fund’s commodity and options portfolio finished the full calendar year 2011 down 6.1% before considering expenses of the Fund, while its benchmarks, the DJ-UBSCI finished down 13.3% and the GSCI lost 1.2%. Commodity markets were relatively volatile during the majority of 2011, with issues such as the European sovereign debt crisis and unrest in the Middle East remaining unresolved and affecting the market’s expectations for global growth.

Individual commodity markets were mixed in 2011 with three of the six principal commodity groups in the Fund’s commodity portfolio finishing higher. Livestock led the way with an increase of more than 2%, while the energy and the precious metals groups each finished approximately 1% higher. These groups were led by unleaded gas (RBOB), gold, and feeder cattle sub-groups, which gained approximately 16%, 11%, and 7% respectively. The three groups that declined in 2011 were industrial metals, which decreased approximately 20% as each individual commodity within the sector posted negative returns, agriculture, which decreased approximately 13%, and foods & fibers, which declined approximately 9% over the year. At the sub-group level, the significant detractors were natural gas, cocoa, wheat, and zinc, which declined approximately 38%, 32%, 25%, and 23% respectively.

The Fund’s portfolio outperformed the DJ-UBSCI by approximately 7.2% for the year, before considering the expenses of the Fund. This resulted from the Fund’s commodity weighting differences versus the DJ-UBSCI and the trading strategy employed. Five of the six commodity groups in which the Fund trades outperformed the benchmark, led by the portfolio’s holdings in the energy group, which outperformed the DJ-UBSCI mainly because of the underweight in natural gas, along with the overweight in crude oil, when compared to the index. The Fund’s investments in the agriculture group also significantly outperformed the DJ-UBSCI, as the Fund’s smaller allocations to soybeans and wheat, along with the selection of specific wheat contracts, contributed to the positive relative returns. The Fund’s livestock, industrial metals, and foods & fibers groups also outperformed the DJ-UBSCI for the year. The precious metals group was the sole detractor from relative performance mostly due to the inclusion of platinum and palladium in the Fund’s portfolio. Contracts in these metals, which declined in value during 2011, are not part of the DJ-UBSCI.

The commodity call option component of the Fund’s portfolio was generally successful over the period as it served to limit volatility without significant impact on the commodity futures contracts. The Commodity Sub-advisor utilizes a quantitatively driven strategy to set the call option strike prices it writes (sells) at various levels out-of-the money. Typically, the more out-of-the-money a written call option strike price is, the more upside potential remains, though this is balanced by less premium received for selling the options. During the year, several of the commodity portfolio’s call options expired without being exercised. This allowed the Fund to earn the call option premium offsetting some of the Fund’s losses without sacrificing any appreciation depending on the contract and time period, which benefited the Fund’s performance. In certain cases during the year, including during the fourth quarter where the futures price appreciation was significant (for example West Texas Intermediate (WTI) crude oil futures), the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. In November, while WTI crude oil futures prices rose almost 8%, the commodity portfolio’s futures and options performance was up approximately 6% over the same period, reflecting the impact of the forgone futures contract appreciation due to the option contracts being in-the-money.

During the year ended December 31, 2011, the Fund’s collateral investments generated interest income of $309,181.

The net asset value per share on December 31, 2011, was $23.21. This represents a decrease of 13.20% in net asset value (not including the effect of distributions) from the $26.74 net asset value per share as of December 31, 2010. The Fund paid distributions totaling $1.740 per share to shareholders during the year. When these distributions are taken into account, the total return for the Fund on net asset value was -7.16% for the year ended December 31, 2011.

The Fund generated a net loss of $16.7 million for the year ended December 31, 2011, resulting from interest income of $0.3 million, net expenses of $3.9 million, net realized gains of $7.9 million, and net unrealized depreciation of $21.0 million.

The Year Ended December 31, 2010 – Fund Share Price

The Fund’s shares were initially offered on September 27, 2010, at a price of $25.00 per share. Since the initial offering, the NYSE Amex exchange share price increased 3.20% (not including the effect of distributions) to $25.80 at December 31, 2010. The high and low share prices for the year were $28.00 (October 13) and $22.54 (October 1), respectively. During the year, the Fund paid distributions totaling $0.435 per share to shareholders. The cumulative total return on market value for the Fund, including the distributions paid during the period, was 4.99%. At December 31, 2010, the shares of the Fund traded at a 3.52% discount to the Fund’s net asset value.

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

The Fund’s commodity portfolio performed well in this environment as it generated positive returns in all six principal commodity groups and all sub-groups in which it trades. Among the six principal commodity groups in which the Fund trades, foods and fibers, agriculture and precious metals led the commodity portfolio’s results and experienced an increase in value of approximately 28%, 26% and 13%, respectively. The remaining commodity groups, energy, industrial metals, and livestock, experienced increases of nearly 11%, over 11% and more than 5%, respectively. The commodity portfolio’s largest futures holding was crude oil, which represented about one-fifth of the futures and options portfolio at year end and generated a return of approximately 11.3% versus the DJ-UBSCI return of 9.7%. Crude oil, like gold and copper, continued to behave like a “risk asset,” performing well when equities performed well and poorly when U.S. Treasury securities performed well. With the anticipation of further quantitative easing building around the U.S. Federal Reserve’s November 3, 2010 meeting, investors continued to focus on assets tied to inflation and dollar weakness. Crude oil prices rose sharply at the end of October, with strong buying interest in the near term futures contracts coupled with producer hedging driving the demand for long-term futures contracts. Other areas of relative strength versus the DJ-UBSCI included soy bean meal, feeder cattle, platinum, cocoa, lead and palladium, all of which generated positive returns for the portfolio but are not represented in the index. Despite modest overweight positions in high-performing cotton and sugar, the commodity portfolio underperformed the DJ-UBSCI results in the foods and fibers group by about 10 percentage points or 28% versus 38% for the index over the period. This was largely due to the hedging impacts of the call options component which, while reducing the volatility of the portfolio, effectively limited the price appreciation otherwise experienced on the underlying futures contracts over and above call premiums received. The portfolio’s underweight holdings in strongly performing agricultural commodities, specifically corn, wheat and soybeans, also negatively impacted performance relative to the DJ-UBSCI.

During the year ended December 31, 2010, the Fund’s collateral investments generated interest income of $80,235.

The net asset value per share on September 27, 2010 was $23.88, which by the end of the year increased to $26.74, an increase of 12.00% before distributions. The Fund also paid total distributions of $0.435 per share to shareholders during the period. When these distributions are taken into account, the total cumulative return for the Fund on a net asset value basis was 13.92% for the period beginning on September 27, 2010, and ending on December 31, 2010.

The Fund generated net income for the year ended December 31, 2010, of $31.0 million, resulting from $80,235 of interest income, net realized gains of $15.2 million, change in net unrealized appreciation of $17.0 million and net expenses of $1.3 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of December 31, 2011. Total returns based on net asset value and market value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value.

	Cumulative		Annualized
	1 Month	3 Month	1 Year	Since Inception
Market Value	-6.60%	0.95%	-15.59%	-9.12%
Net Asset Value	-2.61%	2.95%	-7.16%	4.53%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy and the DJ-UBSCI as of December 31, 2011 and January 31, 2012. The December 31, 2011 composition serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark. During the month of January 2012 Gresham made its annual determination for commodity weights for the TAP PLUSSM strategy. The January 31, 2012 composition is presented to illustrate the change in the commodity weightings as a result of the annual determination.

		December 31, 2011		January 31, 2012
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	25.71%	17.52%	19.07%	14.32%
	Heating Oil	5.66%	4.43%	4.76%	3.36%
	Natural Gas	2.79%	8.33%	5.87%	9.25%
	Unleaded Gas	3.98%	4.08%	3.36%	3.47%

		38.14%	34.36%	33.06%	30.40%

Industrial Metals	Aluminum	4.82%	4.40%	5.23%	6.33%
	Copper	8.46%	6.28%	9.88%	7.72%
	Nickel	1.68%	1.78%	1.82%	2.87%
	Zinc	1.26%	2.27%	1.46%	3.50%
	Lead	0.73%	0.00%	0.90%	0.00%

		16.95%	14.73%	19.29%	20.42%

Agriculturals	Corn	4.65%	7.92%	4.53%	6.42%
	Soybean	4.39%	7.31%	4.60%	6.88%
	Wheat	3.69%	4.03%	3.76%	5.02%
	Soybean Meal	1.75%	0.00%	1.56%	0.00%
	Soybean Oil	1.22%	2.82%	1.34%	3.25%

		15.70%	22.08%	15.79%	21.57%

Precious Metals	Gold	8.99%	12.57%	10.77%	10.32%
	Silver	2.67%	3.30%	3.71%	3.18%
	Platinum	0.88%	0.00%	0.76%	0.00%
	Palladium	0.40%	0.00%	0.44%	0.00%

		12.94%	15.87%	15.68%	13.50%

Foods and Fibers	Cotton	1.73%	1.39%	2.29%	1.93%
	Sugar	3.40%	2.77%	3.51%	3.78%
	Coffee	2.09%	2.43%	2.62%	2.46%
	Cocoa	0.78%	0.00%	0.62%	0.00%

		8.00%	6.59%	9.04%	8.17%

Livestock	Live Cattle	4.76%	4.12%	4.18%	3.79%
	Lean Hogs	2.26%	2.25%	2.04%	2.15%
	Feeder Cattle	1.25%	0.00%	0.92%	0.00%

		8.27%	6.37%	7.14%	5.94%

Total		100.00%	100.00%	100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objectives by taking long positions in commodity futures contracts pursuant to Gresham’s long-only rules-based investment strategy designed to maintain consistent, fully collateralized exposure to commodities as an asset class (Tangible Asset Program or TAP®) and its integrated program of writing commodity call options designed to enhance the risk-adjusted total return of the Fund’s commodity investments (collectively referred to as TAP PLUSSM). The Fund’s investment activities in futures contracts and writing commodity call options do not require a significant outlay of capital. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in short-term, high grade debt securities with any remaining cash balance on deposit with the custodian earning custody fee credits. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

In regards to shareholder transactions, the Fund’s shares trade on the NYSE Amex and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the SEC to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No. 1 to Form S-1 with the SEC. The Fund has not yet determined the size or timing of any potential future offering. On December 21, 2011 the Fund announced the approval of an open-market share repurchase program, where the Fund was authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for details of repurchase activity during the fiscal year.

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

The commodity broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic commodity futures contracts, is required by CFTC regulations to separately account for, and segregate as belonging to the Fund, all assets of the Fund relating to domestic futures investments. The commodity broker is not allowed to commingle such assets with other assets of, or held by, the commodity broker. In addition, CFTC regulations also require the commodity broker, when acting as the Fund’s futures commission merchant, to hold in a separate account the assets of the Fund related to foreign commodity futures investments and not commingle such assets with others assets of, or held by, the commodity broker.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Sub-advisors, the custodian, the transfer agent, the commodity broker and, to the extent that the Fund enters into OTC transactions, broker-dealers. Management fee payments made to the Manager are calculated as a fixed percentage of the Fund’s net assets. The custodian fee is calculated based on the Fund’s assets. The transfer agent fee is calculated based on the total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract, or round-turn basis, and payments to forward contract dealers are usually based on a fee or percentage of the notional value of the contract. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

•

The Fund holds a significant portion of its assets in options and futures contracts, and high quality debt instruments, all of which are recorded on a trade date basis and at fair value, with changes in fair value recognized on the Statements of Operations as changes in net unrealized appreciation (depreciation).

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices as of December 31, 2011. The Fund expects to invest only in long futures contracts. Some short futures positions may be taken in futures contracts traded on the London Metal Exchange (“LME”) solely for the purpose of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into an offsetting long futures contract. As of December 31, 2011, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2012	81	$107.3800	1,000	$8,697,780
	ICE Brent Crude Oil Futures Contract	Long	March 2012	80	106.8700	1,000	8,549,600
	NYMEX Crude Oil Futures Contract	Long	February 2012	203	98.8300	1,000	20,062,491
	NYMEX Crude Oil Futures Contract	Long	March 2012	180	99.0000	1,000	17,820,000
	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2012	24	918.0000	100	2,203,200
	ICE Gas Oil Futures Contract	Long	March 2012	11	912.0000	100	1,003,200
	NYMEX Heating Oil Futures Contract	Long	February 2012	51	2.9142	42,000	6,242,216
	NYMEX Heating Oil Futures Contract	Long	March 2012	22	2.9059	42,000	2,685,052
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2012	101	2.9890	10,000	3,018,890
	NYMEX Natural Gas Futures Contract	Long	March 2012	98	3.0160	10,000	2,955,680
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2012	39	2.6574	42,000	4,352,821
	NYMEX Gasoline RBOB Futures Contract	Long	March 2012	25	2.6552	42,000	2,787,960
	NYMEX Gasoline RBOB Futures Contract	Long	May 2012	12	2.7626	42,000	1,392,350
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	January 2012	211	1,997.0000	25	10,534,175
	LME Primary Aluminum Futures Contract	Short	January 2012	(4)	1,997.0000	25	(199,700)
	Copper
	CEC Copper Futures Contract	Long	March 2012	95	3.4360	25,000	8,160,500
	CEC Copper Futures Contract	Long	May 2012	10	3.4475	25,000	861,875
	LME Copper Futures Contract	Long	January 2012	48	7,595.0000	25	9,114,000
	Nickel
	LME Nickel Futures Contract	Long	January 2012	16	18,731.0000	6	1,798,176
	LME Nickel Futures Contract	Long	March 2012	16	18,715.0000	6	1,796,640
	Zinc
	LME Zinc Futures Contract	Long	January 2012	61	1,830.7500	25	2,791,894
	LME Zinc Futures Contract	Short	January 2012	(30)	1,830.7500	25	(1,373,063)
	LME Zinc Futures Contract	Long	March 2012	30	1,843.7500	25	1,382,813
	LME Zinc Futures Contract	Short	March 2012	(2)	1,843.7500	25	(92,188)
	Lead
	LME Lead Futures Contract	Long	January 2012	32	2,017.7500	25	1,614,200
	LME Lead Futures Contract	Short	January 2012	(1)	2,017.7500	25	(50,444)

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2012	283	$6.4650	5,000	$9,147,975
	CBOT Corn Futures Contract	Long	May 2012	25	6.5475	5,000	818,438
	Soybean
	CBOT Soybean Futures Contract	Long	March 2012	156	12.0775	5,000	9,420,450
	Wheat
	CBOT Wheat Futures Contract	Long	March 2012	110	6.5275	5,000	3,590,125
	CBOT Wheat Futures Contract	Long	May 2012	10	6.7125	5,000	335,625
	KCBT Wheat Futures Contract	Long	March 2012	111	7.1700	5,000	3,979,350
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2012	120	313.1000	100	3,757,200
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2012	73	0.5242	60,000	2,295,996
	CBOT Soybean Oil Futures Contract	Long	May 2012	10	0.5278	60,000	316,680
Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2012	123	1,566.8000	100	19,271,640
	Silver
	CEC Silver Futures Contract	Long	March 2012	41	27.9150	5,000	5,722,575
	Platinum
	NYMEX Platinum Futures Contract	Long	April 2012	27	1,404.9000	50	1,896,615
	Palladium
	NYMEX Palladium Futures Contract	Long	March 2012	13	656.1500	100	852,995
Food and Fibers	Cotton
	ICE Cotton Futures Contract	Long	March 2012	81	0.9180	50,000	3,717,900
	Sugar
	ICE Sugar Futures Contract	Long	March 2012	279	0.2330	112,000	7,280,784
	Coffee
	ICE Coffee C Futures Contract	Long	March 2012	43	2.2685	37,500	3,657,956
	LIFFE Coffee Robusta Futures Contract	Long	March 2012	45	1,810.0000	10	814,500
	Cocoa
	ICE Cocoa Futures Contract	Long	March 2012	79	2,109.0000	10	1,666,110
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2012	178	1.2145	40,000	8,647,240
	CME Live Cattle Futures Contract	Long	April 2012	9	1.2545	40,000	451,620
	CME Live Cattle Futures Contract	Long	June 2012	22	1.2458	40,000	1,096,260
	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2012	95	0.8430	40,000	3,203,400
	CME Lean Hog Futures Contract	Long	April 2012	38	0.8770	40,000	1,333,040
	CME Lean Hog Futures Contract	Long	June 2012	8	0.9550	40,000	305,600
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2012	36	1.4880	50,000	2,678,400

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	NYMEX Crude Oil Futures Options	January 2012	(191)	$107.0	$(103,140)
	ICE Brent Crude Oil Futures Options	February 2012	(81)	119.0	(12,960)
	Heating Oil
	NYMEX Heating Oil Futures Options	January 2012	(50)	3.5	(1,890)
	Natural Gas
	NYMEX Natural Gas Futures Options	January 2012	(100)	3,450.0	(19,000)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2012	(38)	29,000.0	(26,015)

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	January 2012	(103)	$2,300.0	$-
	Copper
	LME Copper Futures Options	January 2012	(48)	8,400.0	(684)
	Nickel
	LME Nickel Futures Options	January 2012	(16)	20,100.0	(2,330)
	Zinc
	LME Zinc Futures Options	January 2012	(30)	2,200.0	-
	Lead
	LME Lead Futures Options	January 2012	(16)	2,300.0	(16)
Agriculturals	Corn
	CBOT Corn Futures Options	February 2012	(154)	740.0	(71,225)
	Soybean
	CBOT Soybean Futures Options	February 2012	(78)	1,260.0	(112,613)
	Wheat
	CBOT Wheat Futures Options	February 2012	(60)	720.0	(49,125)
	KCBT Wheat Futures Options	February 2012	(56)	770.0	(44,450)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2012	(56)	320.0	(51,240)
	CBOT Soybean Meal Futures Options	February 2012	(4)	360.0	(720)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2012	(42)	560.0	(22,554)
Precious Metals	Gold
	CEC Gold Futures Options	January 2012	(62)	2,010.0	(1,240)
	Silver
	CEC Silver Futures Options	February 2012	(21)	3,800.0	(5,250)
Foods and Fibers	Cotton
	ICE Cotton Futures Options	February 2012	(41)	1,110.0	(4,100)
	Sugar
	ICE Sugar Futures Options	February 2012	(126)	330.0	(2,822)
	ICE Sugar Futures Options	February 2012	(14)	282.5	(1,568)
	Coffee
	ICE Coffee C Futures Options	February 2012	(27)	265.0	(9,315)
	Cocoa
	ICE Cocoa Futures Options	February 2012	(33)	3,150.0	(330)
	ICE Cocoa Futures Options	February 2012	(4)	2,600.0	(200)
	ICE Cocoa Futures Options	February 2012	(3)	2,900.0	(30)
Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2012	(70)	133.0	(3,500)
	CME Live Cattle Futures Options	February 2012	(62)	132.0	(3,720)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2012	(71)	96.0	(1,420)

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in short-term, high grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2011, the Fund held agency notes, agency discount notes, and U.S. Treasury bills and notes worth $174,425,536 with a total par value of $173,552,000, and repurchase agreements worth $1,201,417.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report). These include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of

Nuveen Diversified Commodity Fund:

In our opinion, the accompanying statements of financial condition, including the schedule of investments, and the related statements of operations, of changes in shareholders’ capital and of cash flows present fairly, in all material respects, the financial position of Nuveen Diversified Commodity Fund (the “Company”) at December 31, 2011 and December 31, 2010, and the results of its operations, the changes in its shareholders’ capital, and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Chicago, IL

March 12, 2012

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
ASSETS
Short-term investments, at value (cost $175,594,508 and $182,130,272, respectively)	$175,626,953	$182,158,211
Cash	—	16
Deposits with brokers	44,193,777	50,972,757
Interest receivable	561,049	3
Unrealized appreciation on futures contracts, net	—	18,854,639
Other assets	200,745	—

Total assets	220,582,524	251,985,626

LIABILITIES
Call options written, at value (premiums received $1,428,047 and $1,629,313, respectively)	551,457	3,494,305
Unrealized depreciation on futures contracts, net	4,921,830	—
Payable for shares repurchased	315,845	—
Accrued expenses:
Management fees	229,634	254,641
Other	383,629	478,932

Total liabilities	6,402,395	4,227,878

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,229,040 shares issued and outstanding at December 31, 2011 and 9,267,040 shares issued and outstanding at December 31, 2010	220,038,837	220,787,270
Accumulated undistributed earnings (deficit)	(5,858,708)	26,970,478

Total shareholders’ capital (Net assets)	214,180,129	247,757,748

Total liabilities and shareholders’ capital	$220,582,524	$251,985,626

Net assets	$214,180,129	$247,757,748

Shares outstanding	9,229,040	9,267,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$23.21	$26.74

Market value per share outstanding	$20.30	$25.80

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

December 31, 2011

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 30,000	Federal Home Loan Mortgage Corporation	0.000%	8/07/12	Aaa	$29,989,140
18,860	Federal Home Loan Mortgage Corporation	1.000%	8/28/12	Aaa	18,958,430
20,692	Federal National Mortgage Association	6.125%	3/15/12	Aaa	20,939,932
20,000	Federal National Mortgage Association	0.000%	4/02/12	Aaa	19,999,000
30,000	U.S. Treasury Bills	0.000%	4/5/12	Aaa	29,998,440
15,000	U.S. Treasury Bills	0.000%	8/23/12	Aaa	14,993,205
10,000	U.S. Treasury Bills	0.000%	11/15/12	Aaa	9,992,300
29,000	U.S. Treasury Notes	4.750%	5/31/12	Aaa	29,555,089

173,552	Total U.S. Government And Agency Obligations (cost $174,393,091)				174,425,536

	Repurchase Agreements
1,201	Repurchase Agreement with State Street Bank, dated 12/30/11, repurchase price $1,201,418, collateralized by $1,215,000 U.S. Treasury Notes, 1.000%, due 8/31/16, value $1,230,188	0.010%	1/03/12	N/A	1,201,417

	Total Repurchase Agreements (cost $1,201,417)				1,201,417

	Total Short-Term Investments (cost $175,594,508)				$175,626,953

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2012	81	$8,697,780	$25,920
	ICE Brent Crude Oil Futures Contract	Long	March 2012	80	8,549,600	105,303
	NYMEX Crude Oil Futures Contract	Long	February 2012	203	20,062,491	747,040
	NYMEX Crude Oil Futures Contract	Long	March 2012	180	17,820,000	748,150

	Total Crude Oil					1,626,413

	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2012	24	2,203,200	30,075
	ICE Gas Oil Futures Contract	Long	March 2012	11	1,003,200	(3,700)
	NYMEX Heating Oil Futures Contract	Long	February 2012	51	6,242,216	(186,384)
	NYMEX Heating Oil Futures Contract	Long	March 2012	22	2,685,052	10,435

	Total Heating Oil					(149,574)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2012	101	3,018,890	(149,190)
	NYMEX Natural Gas Futures Contract	Long	March 2012	98	2,955,680	(293,290)

	Total Natural Gas					(442,480)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2012	39	4,352,821	156,920
	NYMEX Gasoline RBOB Futures Contract	Long	March 2012	25	2,787,960	103,988
	NYMEX Gasoline RBOB Futures Contract	Long	May 2012	12	1,392,350	2,121

	Total Unleaded Gas					263,029

	Total Energy					1,297,388

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	January 2012	211	$10,534,175	$(886,063)
	LME Primary Aluminum Futures Contract	Short	January 2012	(4)	(199,700)	21,725

	Total Aluminum					(864,338)

	Copper
	CEC Copper Futures Contract	Long	March 2012	95	8,160,500	(244,762)
	CEC Copper Futures Contract	Long	May 2012	10	861,875	(28,350)
	LME Copper Futures Contract	Long	January 2012	48	9,114,000	(316,800)

	Total Copper					(589,912)

	Nickel
	LME Nickel Futures Contract	Long	January 2012	16	1,798,176	(95,232)
	LME Nickel Futures Contract	Long	March 2012	16	1,796,640	38,112

	Total Nickel					(57,120)

	Zinc
	LME Zinc Futures Contract	Long	January 2012	61	2,791,894	(243,856)
	LME Zinc Futures Contract	Long	March 2012	30	1,382,813	(12,938)
	LME Zinc Futures Contract	Short	January 2012	(30)	(1,373,063)	14,438
	LME Zinc Futures Contract	Short	March 2012	(2)	(92,188)	—

	Total Zinc					(242,356)

	Lead
	LME Lead Futures Contract	Long	January 2012	32	1,614,200	(82,200)
	LME Lead Futures Contract	Short	January 2012	(1)	(50,444)	—

	Total Lead					(82,200)

	Total Industrial Metals					(1,835,926)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2012	283	9,147,975	(136,663)
	CBOT Corn Futures Contract	Long	May 2012	25	818,438	4,100

	Total Corn					(132,563)

	Soybean
	CBOT Soybean Futures Contract	Long	March 2012	156	9,420,450	591,843

	Wheat
	CBOT Wheat Futures Contract	Long	March 2012	110	3,590,125	16,700
	CBOT Wheat Futures Contract	Long	May 2012	10	335,625	6,325
	KCBT Wheat Futures Contract	Long	March 2012	111	3,979,350	(28,999)

	Total Wheat					(5,974)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2012	120	3,757,200	148,690

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2012	73	2,295,996	(16,692)
	CBOT Soybean Oil Futures Contract	Long	May 2012	10	316,680	13,710

	Total Soybean Oil					(2,982)

	Total Agriculturals					599,014

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2012	123	$19,271,640	$(1,552,260)

	Silver
	CEC Silver Futures Contract	Long	March 2012	41	5,722,575	(852,390)

	Platinum
	NYMEX Platinum Futures Contract	Long	April 2012	27	1,896,615	(25,015)

	Palladium
	NYMEX Palladium Futures Contract	Long	March 2012	13	852,995	(12,545)

	Total Precious Metals					(2,442,210)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	March 2012	81	3,717,900	(233,343)

	Sugar
	ICE Sugar Futures Contract	Long	March 2012	279	7,280,784	(1,371,187)

	Coffee
	ICE Coffee C Futures Contract	Long	March 2012	43	3,657,956	(187,463)
	LIFFE Coffee Robusta Futures Contract	Long	March 2012	45	814,500	(41,850)

	Total Coffee					(229,313)

	Cocoa
	ICE Cocoa Futures Contract	Long	March 2012	79	1,666,110	(379,520)

	Total Foods and Fibers					(2,213,363)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2012	178	8,647,240	(133,377)
	CME Live Cattle Futures Contract	Long	April 2012	9	451,620	(7,090)
	CME Live Cattle Futures Contract	Long	June 2012	22	1,096,260	20,640

	Total Live Cattle					(119,827)

	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2012	95	3,203,400	(189,807)
	CME Lean Hog Futures Contract	Long	April 2012	38	1,333,040	(59,209)
	CME Lean Hog Futures Contract	Long	June 2012	8	305,600	(1,140)

	Total Lean Hogs					(250,156)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2012	36	2,678,400	43,250

	Total Livestock					(326,733)

	Total Futures Contracts outstanding					$(4,921,830)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	NYMEX Crude Oil Futures Options	January 2012	(191)	$107.0	$(103,140)
	ICE Brent Crude Oil Futures Options	February 2012	(81)	119.0	(12,960)

	Total Crude Oil				(116,100)

	Heating Oil
	NYMEX Heating Oil Futures Options	January 2012	(50)	3.5	(1,890)

	Natural Gas
	NYMEX Natural Gas Futures Options	January 2012	(100)	3,450.0	(19,000)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2012	(38)	29,000.0	(26,015)

	Total Energy				(163,005)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options(3)	January 2012	(103)	2,300.0	—

	Copper
	LME Copper Futures Options(3)	January 2012	(48)	8,400.0	(684)

	Nickel
	LME Nickel Futures Options(3)	January 2012	(16)	20,100.0	(2,330)

	Zinc
	LME Zinc Futures Options(3)	January 2012	(30)	2,200.0	—

	Lead
	LME Lead Futures Options(3)	January 2012	(16)	2,300.0	(16)

	Total Industrial Metals				(3,030)

Agriculturals	Corn
	CBOT Corn Futures Options	February 2012	(154)	740.0	(71,225)

	Soybean
	CBOT Soybean Futures Options	February 2012	(78)	1,260.0	(112,613)

	Wheat
	CBOT Wheat Futures Options	February 2012	(60)	720.0	(49,125)
	KCBT Wheat Futures Options	February 2012	(56)	770.0	(44,450)

	Total Wheat				(93,575)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2012	(56)	320.0	(51,240)
	CBOT Soybean Meal Futures Options	February 2012	(4)	360.0	(720)

	Total Soybean Meal				(51,960)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2012	(42)	560.0	(22,554)

	Total Agriculturals				(351,927)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Precious Metals	Gold
	CEC Gold Futures Options	January 2012	(62)	$2,010.0	$(1,240)

	Silver
	CEC Silver Futures Options	February 2012	(21)	3,800.0	(5,250)

	Total Precious Metals				(6,490)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	February 2012	(41)	1,110.0	(4,100)

	Sugar
	ICE Sugar Futures Options	February 2012	(126)	330.0	(2,822)
	ICE Sugar Futures Options	February 2012	(14)	282.5	(1,568)

	Total Sugar				(4,390)

	Coffee
	ICE Coffee C Futures Options	February 2012	(27)	265.0	(9,315)

	Cocoa
	ICE Cocoa Futures Options	February 2012	(33)	3,150.0	(330)
	ICE Cocoa Futures Options	February 2012	(4)	2,600.0	(200)
	ICE Cocoa Futures Options	February 2012	(3)	2,900.0	(30)

	Total Cocoa				(560)

	Total Foods and Fibers				(18,365)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2012	(70)	133.0	(3,500)
	CME Live Cattle Futures Options	February 2012	(62)	132.0	(3,720)

	Total Live Cattle				(7,220)

	Lean Hogs
	CME Lean Hogs Futures Options	February 2012	(71)	96.0	(1,420)

	Total Livestock				(8,640)

	Total Call Options Written outstanding (premiums received $1,428,047)		(1,657)		$(551,457)

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investor Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	For fair value measurement disclosure purposes, Call Options Written are categorized as Level 2. See Notes to Financial Statements, Footnote 2 - Summary of Significant Accounting Policies, Fair Value Measurements and Investment Valuation for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011

CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Investment Income:
Interest	$309,181	$80,235		$—

Total Investment Income	309,181	80,235		—

Expenses:
Management fees	3,009,310	721,784		—
Brokerage commissions	151,701	46,371		—
Custodian’s fees and expenses	99,353	18,541		—
Organization expenses	—	141,000		97,000
Trustees’ fees and expenses	123,125	—		—
Professional fees	361,351	438,393		—
Shareholder reporting expense	137,148	37,188		—
Other expenses	40,148	4,508		—

Total expenses before custodian fee credit and expense reimbursement	3,922,136	1,407,785		97,000
Custodian fee credit	—	(1,092)		—
Expense reimbursement	—	(141,000)		(97,000)

Net expenses	3,922,136	1,265,693		—

Net investment income (loss)	(3,612,955)	(1,185,458)		—

Net realized gain (loss) from:
Short-term investments	21,761	832		—
Futures contracts	(2,120,418)	13,688,473		—
Call options written	10,035,572	1,480,208		—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	4,506	27,939		—
Futures contracts	(23,776,469)	18,854,639		—
Call options written	2,741,582	(1,864,992)		—

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(13,093,466)	32,187,099		—

Net income (loss)	$(16,706,421)	$31,001,641		$—

Net income (loss) per weighted-average share	$(1.80)	$3.43 (2)	$	N/A	(1)
Weighted-average shares outstanding	9,266,606	9,035,767 (2)		N/A	(1)

(1)	Not applicable; there were no shares outstanding during the period.
(2)	For the period September 27, 2010 (commencement of operations) through December 31, 2010

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

	Year Ended December 31,
	2011	2010	2009
Shareholders’ capital—beginning of period	$247,757,748	$—	$—
Issuance of shares, net of offering costs	—	220,787,270	—
Repurchase of shares	(748,433)	—	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(3,612,955)	(1,185,458)	—
Net realized gain (loss) from:
Short-term investments	21,761	832	—
Futures contracts	(2,120,418)	13,688,473	—
Call options written	10,035,572	1,480,208	—
Change in net unrealized appreciation (depreciation) of:
Short-term investments	4,506	27,939	—
Futures contracts	(23,776,469)	18,854,639	—
Call options written	2,741,582	(1,864,992)	—

Net income (loss)	(16,706,421)	31,001,641	—

Distributions to shareholders	(16,122,765)	(4,031,163)	—

Shareholders’ capital—end of period	$214,180,129	$247,757,748	$—

Shares—beginning of period	9,267,040	—	—
Issuance of shares	—	9,267,040	—
Repurchase of shares	(38,000)	—	—

Shares—end of period	9,229,040	9,267,040	—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(16,706,421)	$31,001,641	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,200,786,302)	(493,814,008)	—
Proceeds from sales and maturities of short-term investments	2,205,322,308	311,764,641	—
Premiums paid for call options written	(964,085)	(160,091)	—
Premiums received for call options written	10,798,390	3,269,612	—
Amortization (Accretion)	2,021,520	(80,073)	—
Unrealized appreciation on futures contracts, net	—	(18,854,639)	—
Unrealized depreciation on futures contracts, net	23,776,469	—	—
(Increase) Decrease in:
Deposits with brokers	6,778,980	(50,972,757)	—
Interest receivable	(561,046)	(3)	—
Receivable from Manager	—	456,000	(97,000)
Other assets	(200,745)	—	—
Increase (Decrease) in:
Payable for organization expenses	—	(456,000)	97,000
Accrued management fees	(25,007)	254,641	—
Other accrued expenses	(95,303)	478,932	—
Net realized (gain) loss from:
Short-term investments	(21,761)	(832)	—
Call options written	(10,035,572)	(1,480,208)	—
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(4,506)	(27,939)	—
Call options written	(2,741,582)	1,864,992	—

Net cash provided by (used in) operating activities	16,555,337	(216,756,091)	—

Cash flows from financing activities:
Proceeds from issuance of shares	—	221,250,580	—
Cash paid for shares repurchased	(432,588)	—	—
Offering costs	—	(463,310)	—
Cash distributions paid to shareholders	(16,122,765)	(4,031,163)	—

Net cash provided by (used in) financing activities	(16,555,353)	216,756,107	—

Net increase (decrease) in cash	(16)	16	—
Cash—beginning of period	16	—	—

Cash—end of period	$—	$16	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

1. Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. On May 11, 2010, the Fund issued 840 shares to Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen”). NCAM is a Delaware limited liability company registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”). The Fund commenced operations on September 27, 2010, with its initial public offering of 8,550,000 shares. The Fund settled the shares from its initial public offering on September 30, 2010. During October 2010, the Fund, upon exercise of the over-allotment option granted to the underwriters in connection with the Fund’s initial public offering, issued an additional 716,200 shares. The Fund operates pursuant to an Amended and Restated Trust Agreement (“Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE Amex under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

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

The Manager has selected Gresham Investment Management LLC (“Gresham” or the “Commodity Sub-advisor”) to manage the Fund’s commodity investment strategy and its options strategy. Gresham is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser. On December 31, 2011, Nuveen completed its acquisition of a 60% stake in Gresham. As part of the acquisition, Gresham’s management and investment teams will maintain a significant minority ownership stake in the firm, and will continue to operate independently while levering the strengths of Nuveen’s shared resources. Gresham remains the Fund’s Commodity Sub-advisor and there have been no changes in the Fund’s investment objectives, strategies or expenses.

The Manager has selected Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”), an affiliate of the Manager and an indirect wholly-owned subsidiary of Nuveen, to invest the Fund’s collateral in short-term, high grade debt securities. Nuveen Asset Management now serves as the Fund’s Collateral Sub-advisor. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

1. Organization (Continued)

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

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

The average number of futures contracts outstanding during the fiscal year ended December 31, 2011, was 3,636. The average number of futures contracts outstanding during the period October 1, 2010 (date on which the Fund began entering into futures contracts) through December 31, 2010, was 3,838.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the fiscal years ended December 31, 2011 and December 31, 2010, the Fund wrote call options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase options on futures or forward contracts during the fiscal years ended December 31, 2011 or December 31, 2010.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,813	$1,629,313	—	$—
Options written	13,702	10,798,390	4,670	3,227,880
Options terminated in closing purchase transactions	(9,895)	(8,022,605)	(1,761)	(975,129)
Options expired	(3,963)	(2,977,051)	(1,096)	(623,438)

Outstanding, end of the period	1,657	$1,428,047	1,813	$1,629,313

The average number of outstanding call option contracts written during the fiscal year ended December 31, 2011, was 1,712. The average number of outstanding call option contracts written during the period October 1, 2010 (date on which the Fund began entering into options contracts) through December 31, 2010, was 907.

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

December 31, 2011

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

The Fund will enter into forward contracts only with large, well-capitalized and well-established financial institutions. The creditworthiness of each of the firms, which is a party to a forward contract is monitored by the Manager. The Fund did not enter into any forward contracts during the fiscal years ended December 31, 2011 or December 31, 2010.

Collateral Investments

Currently, in the normal course of business, approximately 15% of the Fund’s assets are committed to secure the Fund’s futures and forward contract positions. These assets will be placed in a commodity futures account maintained by the Fund’s clearing broker, and will be held in cash or invested in U.S. Treasury bills and other direct or guaranteed debt obligations of the U.S. government maturing within less than one year at the time of investment.

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

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$—	$175,626,953	$—	$175,626,953
Derivatives:
Futures Contracts*	(4,921,830)	—	—	(4,921,830)
Call Options Written**	(548,427)	(3,030)	—	(551,457)

Total	$(5,470,257)	$175,623,923	$—	$170,153,666

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investments:
Short-Term Investments	$—	$182,158,211	$—	$182,158,211
Derivatives:
Futures Contracts*	18,854,639	—	—	18,854,639
Call Options Written	(2,903,405)	(590,900)	—	(3,494,305)

Total	$15,951,234	$181,567,311	$—	$197,518,545

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.
**	Refer to the Schedule of Investments for breakdown of Call Options Written classified as Level 2.

    During the fiscal years ended December 31, 2011 and December 31, 2010, the Fund recognized no significant transfers to or from Level 1, Level 2 or Level 3.

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

December 31, 2011

2. Summary of Significant Accounting Policies (Continued)

In the event the Fund utilizes independent pricing services to value any of its commodity futures and forward contracts, options on commodity futures and forward contracts and OTC commodity options, the pricing services typically will value such commodity futures and forward contracts, options on commodity futures and forward contracts and OTC commodity options using a range of market data and other information and analysis, including reference to transactions in other comparable investments, if available. The procedures of any independent pricing service provider will be reviewed by the Manager on a periodic basis.

Prices of fixed-income securities, including highly rated zero coupon fixed-income securities, like U.S. Treasury Bills, issued with maturities of one year or less, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. When price quotes are not readily available, the pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, evaluations of anticipated cash flows or collateral, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

December 31, 2011

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

Expense Recognition

All expenses of the Fund are recognized on an accrual basis. The Fund pays all routine and extraordinary costs and expenses of its operations, brokerage expenses, custody fees, transfer agent expenses, professional fees, expenses of preparing, printing and distributing reports, notices, information statements, proxy statements, reports to governmental agencies, and taxes, if any.

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

December 31, 2011

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

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2011 and December 31, 2010, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

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

December 31, 2011

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

The following tables present the fair value of all derivative instruments held by the Fund, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Year Ended December 31, 2011 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized depreciation on futures contracts, net*	$2,849,485	Unrealized depreciation on futures contracts, net*	$7,771,315
Commodity	Options	—	—	Call options written, at value	551,457
Total			$2,849,485		$8,322,772

		Year Ended December 31, 2010 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	$19,281,313	Unrealized appreciation on futures contracts, net*	$426,674
Commodity	Options	—	—	Call options written, at value	3,494,305
Total			$19,281,313		$3,920,979
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the “Deposits with brokers” or the “Unrealized appreciation (depreciation) on futures contracts, net” as presented on the Statements of Financial Condition.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

3. Derivative Instruments and Hedging Activities (Continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2011	Year Ended December 30, 2010
Net Realized Gain (Loss) from:
Futures Contracts Options Written	$(2,120,418 10,035,572)	$13,688,473 1,480,208
Change in Net Unrealized Appreciation (Depreciation) of:
Futures Contracts Options Written	$(23,776,469 2,741,582)	$18,854,639 (1,864,992)

4. Related Parties

The Manager, the Commodity Sub-advisor, as of December 31, 2011, the Collateral Sub-advisor and Nuveen Securities, LLC are considered to be related parties to the Fund.

5. Share Repurchase Program

On December 21, 2011, the Fund approved an open-market share repurchase program allowing the Fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion.

Transactions in share repurchases were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Shares repurchased	(38,000)	—

Weighted average price per share repurchased	$19.68	—

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the fiscal year ended December 31, 2011 and the fiscal year ended December 31, 2010. The financial highlights for the fiscal year ended December 31, 2010, reflect only the ninety-six days of the Fund’s operations (from its commencement of operations on September 27, 2010 to December 31, 2010). The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	June 30, 2011	June 30, 2011
	Year Ended December 31, 2011	September 27, 2010 to December 31, 2010
Net Asset Value:
Net asset value per share—beginning of period(a)	$26.74	$23.88
Net investment income (loss)	(0.39)	(0.13)
Net realized and unrealized gain (loss)	(1.40)	3.48
Distributions	(1.74)	(0.44)
Offering costs	—	(0.05)

Net asset value per share—end of period	23.21	$26.74

Market Value:
Market value per share—beginning of period(b)	$25.80	$25.00

Market value per share—end of period	$20.30	$25.80

Ratios to Average Net Assets:(c)
Net investment income (loss)	(1.50)%	(1.99)%

Expenses	1.63%	2.13%

Total Returns:(d)
Based on Net Asset Value	(7.16)%	13.92%

Based on Market Value	(15.59)%	4.99%

(a)	Represents initial offering proceeds per share before offering costs for the period September 27, 2010 to December 31, 2010. The Fund did not have a Net Asset Value per share prior to its initial offering and commencement of operations on September 27, 2010.
(b)	The Fund did not have a Market Value per share prior to its initial offering and commencement of operations on September 27, 2010.
(c)	Annualized for the period September 27, 2010 to December 31, 2010.
(d)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

6. Financial Highlights (Continued)

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

7. New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

On April 15, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-03 (“ASU No. 2011-03”). The guidance in ASU No. 2011-03 is intended to improve the accounting for repurchase agreements and other similar agreements. Specifically, ASU No. 2011-03 modifies the criteria for determining when these transactions would be accounted for as financing transactions (secured borrowings/lending agreements) as opposed to sale (purchase) transactions with commitments to repurchase (resell). The effective date of ASU No. 2011-03 is for interim and annual periods beginning on or after December 15, 2011. At this time, management is evaluating the implications of this guidance and the impact it will have to the financial statement amounts and footnote disclosures, if any.

Fair Value Measurements and Disclosures

On May 12, 2011, the FASB issued ASU No. 2011-04 modifying Topic 820, Fair Value Measurements and Disclosures. At the same time, the International Accounting Standards Board (“IASB”) issued International Financial Reporting Standard (“IFRS”) 13, Fair Value Measurement. The objective of the FASB and IASB is convergence of their guidance on fair value measurements and disclosures. Specifically, ASU No. 2011-04 requires reporting entities to disclose i) the amounts of any transfers between Level 1 and Level 2 and the reasons for the transfers and ii) for Level 3 fair value measurements, a) quantitative information about significant unobservable inputs used, b) a description of the valuation processes used by the reporting entity and c) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs if a change in those inputs might result in a significantly higher or lower fair value measurement. The effective date of ASU No. 2011-04 is for interim and annual periods beginning after December 15, 2011. At this time, management is evaluating the implications of this guidance and the impact it will have on the financial statement amounts and footnote disclosures, if any.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Manager of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed in the reports that the Fund files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the management of the Manager as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Manager is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. The Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or dispositions of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors, or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Manager has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Annual Report, as stated in their reports which are included herein.

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

The persons listed below have been appointed by the Manager as individual trustees of the Fund. The names of the individual trustees of the Fund, their principal occupations and other affiliations during the past five years, and other directorships they hold are set forth below. The individual trustees of the Fund are each directors or trustees, as the case may be, of 108 Nuveen-sponsored open-end funds (the “Nuveen Mutual Funds”) and 133 Nuveen-sponsored closed-end funds (collectively with the Nuveen Mutual Funds, the “Nuveen Funds”) as of December 31, 2011. The information listed below for each individual trustee includes the experiences, qualifications, attributes and skills that led to the conclusion that each individual trustee should serve as a trustee of the Fund.

Robert P. Bremner. Mr. Bremner (age 71) has been a private investor and management consultant in Washington, D.C. since 1997. His biography of William McChesney Martin, Jr., a former chairman of the Federal Reserve Board, was published by Yale University Press in November 2004. From 1994 to 1997, he was a Senior Vice President at Samuels International Associates, an international consulting firm specializing in governmental policies, where he served in a part-time capacity. Previously, Mr. Bremner was a partner in the LBK Investors Partnership and was chairman and majority stockholder of ITC Investors Inc., both private investment firms. He currently serves on the Board and as Treasurer of the Humanities Council of Washington D.C. and also serves on the Board of the Independent Directors Council affiliated with the Investment Company Institute. From 1984 to 1996, Mr. Bremner was an independent Trustee of the Flagship Funds, a group of municipal open-end funds. He began his career at the World Bank in Washington D.C. He graduated with a Bachelor of Science degree from Yale University and received his MBA from Harvard University.

David J. Kundert. Mr. Kundert (age 69) retired in 2004 as Chairman of JPMorgan Fleming Asset Management, and as President and CEO of Banc One Investment Advisors Corporation, and as President of One Group Mutual Funds. Prior to the merger between Bank One Corporation and JPMorgan Chase and Co., he was Executive Vice President, Bank One Corporation and, since 1995, the Chairman and CEO, Banc One Investment Management Group. From 1988 to 1992, he was President and CEO of Bank One Wisconsin Trust Company. Currently, Mr. Kundert is a Director of the Northwestern Mutual Wealth Management Company. He started his career as an attorney for Northwestern Mutual Life Insurance Company. Mr. Kundert has served on the Board of Governors of the Investment Company Institute and he is currently a member of the Wisconsin Bar Association. He is on the Board of the Greater Milwaukee Foundation and chairs its Investment Committee. He received his Bachelor of Arts degree from Luther College, and his Juris Doctor from Valparaiso University.

William J. Schneider. Mr. Schneider (age 67) is currently Chairman, formerly Senior Partner and Chief Operating Officer (retired, December 2004) of Miller-Valentine Partners Ltd., a real estate investment company. He is a Director and Past Chair of the Dayton Development Coalition. He was formerly a member of the Community Advisory Board of the National City Bank in Dayton as well as a former member of the Business Advisory Council of the Cleveland Federal Reserve Bank. Mr. Schneider is a member of the Business Advisory Council for the University of Dayton College of Business. Mr. Schneider was an independent Trustee of the Flagship Funds, a group of municipal open-end funds. He also served as Chair of the Miami Valley Hospital and as Chair of the Finance Committee of its parent holding company. Mr. Schneider has a Bachelor of Science in Community Planning from the University of Cincinnati and a Masters of Public Administration from the University of Dayton.

Carole E. Stone. Ms. Stone (age 64) retired from the New York State Division of the Budget in 2004, having served as its Director for nearly five years and as Deputy Director from 1995 through 1999. Ms. Stone is currently on the Board of Directors of the Chicago Board Options Exchange, CBOE Holdings, Inc. and C2 Options Exchange, Incorporated. She has also served as the Chair of the New York Racing Association Oversight Board, as Chair of the Public Authorities Control Board, a Commissioner on the New York State Commission on Public Authority Reform, and as a member of the Boards of Directors of several New York State public authorities. Ms. Stone has a Bachelor of Arts from Skidmore College in Business Administration.

Terence J. Toth. Mr. Toth (age 52) is a Director, Legal & General Investment Management America, Inc. (since 2008) and a Managing Partner, Promus Capital (since 2008). From 2004 to 2007, he was Chief Executive Officer and President of Northern Trust Global Investments, and Executive Vice President of Quantitative Management & Securities Lending from 2000 to 2004. He also formerly served on the Board of the Northern Trust Mutual Funds from 2005 to 2007. He joined Northern Trust in 1994 after serving as Managing Director and Head of Global Securities Lending at Bankers Trust (1986 to 1994) and Head of Government Trading and Cash Collateral Investment at Northern Trust from 1982 to 1986. He currently serves on the Boards of the Goodman Theatre, Chicago Fellowship, and University of Illinois Leadership Council, and was Chairman of the Board of Catalyst Schools of Chicago. Mr. Toth graduated with a Bachelor of Science degree from the University of Illinois, and received his MBA from New York University. In 2005, he graduated from the CEO Perspectives Program at Northwestern University.

The board of the Fund has the right under limited circumstances to terminate the Manager only for cause. The audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged by the Fund. The nominating committee is responsible for appointing individual trustees in the event of any vacancy caused by death, resignation or removal and determining their compensation. In addition to the responsibilities mandated by the NYSE Amex, the individual trustees have the limited authority and responsibilities as set forth under the Trust Agreement.

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

The Manager is a wholly-owned subsidiary of Nuveen, a Delaware corporation. Founded in 1898, Nuveen and its affiliates had approximately $220 billion of assets under management as of December 31, 2011. Nuveen is a listed principal of the Manager.

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

William Adams IV (age 56) has served as President and principal executive officer of NCAM since August 30, 2011. He is the head of product development, managing product design and development of financial products that provide exposure to commodities and monitoring trends that indicate the need for new commodity products and services. Prior to August 30, 2011, Mr. Adams was a Managing Director of NCAM. Mr. Adams is also Executive Vice President, Global Structured Products of Nuveen since December 1999 where he is responsible for Nuveen’s closed-end fund business including the development and launch of new closed-end funds, and he is Co-President of Nuveen Fund Advisors, Inc. since January 2011. Prior thereto, Mr. Adams was Managing Director of Structured Investments effective September 1997 where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing effective August 1994 where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of the Manager on July 13, 2010.

Gifford R. Zimmerman (age 55), has served as Chief Administrative Officer and Chief Compliance Officer of NCAM since August 2006. He is responsible for adopting and implementing a compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Prior to August 30, 2011, Mr Zimmerman served as principal executive officer of NCAM. Mr. Zimmerman has been with Nuveen since May 1988. He is a Managing Director (since January 2002), Assistant Secretary and Associate General Counsel of Nuveen. Prior thereto, Mr. Zimmerman was a Vice President and Assistant General Counsel of Nuveen. Mr. Zimmerman also serves as a Managing Director (since May 2002), Co-General Counsel (since January 2011) and Assistant Secretary of Nuveen Fund Advisors, Inc. and Managing Director (since 2004) and Assistant Secretary of Nuveen Investments, Inc. and Nuveen Asset Management, LLC (since January 2011). Mr. Zimmerman’s duties for all three of these entities have included serving since January 1997 as the manager of the sub-unit of the Nuveen Legal Department that handles legal aspects of the Nuveen Fund family, as well as participating in the oversight of Fund operations, in Fund governance matters, and in product development activities. Mr. Zimmerman is a Chartered Financial Analyst charterholder. Mr. Zimmerman was listed as a principal and registered as an associated person of the Manager on August 30, 2006.

Margo Cook (age 47) has been a Managing Director of NCAM since October 2011. Ms. Cook is the Head of Nuveen’s Investment Services, serving as the key liaison with Nuveen’s investment managers, including six asset management companies and seven sub-advisors. Ms. Cook’s responsibilities include investment oversight, valuation and risk management for all investment teams, as well as overseeing investment issues on behalf of Nuveen Fund Advisors, Inc. Ms. Cook is the chair of Nuveen Fund Advisors, Inc.’s Oversight Committee and a member of Nuveen’s Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of the Nuveen’s Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Prior to joining Nuveen in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including Chief Investment Officer and Head of Institutional Asset Management (2005-2007), Head of Institutional Fixed Income (1996-2005) and Senior Fixed Income Portfolio Manager (1988-1996). Ms. Cook is a Chartered Financial Analyst charterholder. Ms. Cook was listed as a principal of the manager on October 18, 2011.

Carl M. Katerndahl (age 48) has been a Managing Director of NCAM since May 2010. Mr. Katerndahl is the head of sales, identifying potential customers and financial intermediaries for distribution of NCAM’s commodity products and services. Mr. Katerndahl has also been Executive Vice President, Co-Head of Distribution for Nuveen since December 2007, where he has been responsible for all sales and client service, including key accounts for the firm. Mr. Katerndahl was Managing Director and Head of the Private Client Group for Nuveen since July 2002. Prior thereto, Mr. Katerndahl was a Managing Director and Head of Sales for NWQ, a registered investment adviser acquired by Nuveen in August 2002. Mr. Katerndahl was listed as a principal and registered as an associated person of the Manager on July 13, 2010.

Stephen D. Foy (age 57) has served as Chief Financial Officer and Principal Financial Officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is a Senior Vice President (since May 2010) and Funds Controller (since May 1998) of Nuveen. In his capacity as Funds Controller, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountant and custodian for each of the registered investment companies sponsored by Nuveen. In addition, Mr. Foy is responsible for managing the fund administration activities of the funds including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of the fund expense budgets and maintenance of accrued expenses. Mr. Foy is also responsible for oversight of the accounting, custody and administration services provided by third parties to certain collective trusts and investment partnerships. Mr. Foy is responsible for maintaining the relationships with the independent accountants and the audit committee of the Boards of Directors/Trustees of the Nuveen family of funds. He is also a Vice President (since May 2005) of Nuveen Fund Advisors, Inc. Mr. Foy was listed as a principal of the Manager on May 19, 2010.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Senior Financial Officer Code of Conduct, which is available on the Fund’s website at http://www.nuveen.com/CommodityInvestments under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Fund’s trustees, the Manager’s executive officers, the Sub-advisors’ portfolio managers and persons who own more than 10% of the Fund’s shares to file reports of their ownership and changes in ownership of the Fund’s shares with the SEC. Employees of the Manager prepare these reports for the trustees and personnel of the Manager and Sub-advisors who request it on the basis of information obtained from them. Based on information available to us during the fiscal year ended December 31, 2011, the Manager believes that all applicable Section 16(a) filing requirements were met.

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

The Fund incurred $3,009,310 in management fees for the fiscal year ended December  31, 2011, of which $229,634 was still payable to the Manager at the end of the period.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of January 31, 2012, by the Manager and its executive officers and the individual trustees of the Fund. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class
Nuveen Commodities Asset Management, LLC	840	Shares	0.01%

C/O Nuveen Investments
333 West Wacker Drive, Suite 2900
Chicago, IL 60606

Individual Trustees

Terence J. Toth	800	Shares	0.01%

Individual Trustees of the Fund as a group	800	Shares	0.01%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or principal of the Sub-advisors or trustee of the Fund owned shares of the Fund as of January 31, 2012. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” of this Annual Report.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the fees for professional services rendered by the Fund’s independent registered public accountant, PricewaterhouseCoopers LLP (“PwC”), for the fiscal years ended December 31, 2011 and December 31, 2010.

	2011	2010
Audit Fees	$99,200	$51,000
Audit-Related Fees	-	-
Tax Fees	190,000	313,000
All Other Fees	10,000	-

Total	$299,200	$364,000

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2011 and December 31, 2010 annual financial statements included on Form 10-K, as well as the June 30, 2010 financial statements included in the Fund’s Registration Statement on Form S-1 (No. 333-130360). Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements. The 2011 audit fee also covers PwC’s audit over the Fund’s internal control over financial reporting.

Tax fees cover certain tax compliance and reporting services to the Fund, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to Fund shareholders and the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free package support help line.

Other fees paid to PwC consist of reviews performed over the Fund’s eXtensible Business Reporting Language reporting during the fiscal year.

The individual trustees serve as the audit committee of the Fund. The audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accountant, currently PwC. All of the services provided by PwC were approved by the audit committee.

None of the hours expended on PwC’s engagement to audit the Fund’s financial statements for the fiscal year ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

4.1	Amended and Restated Trust Agreement of the Fund.(1)
10.1	Commodity Sub-Advisory Agreement.(2)
10.2	Collateral Sub-Advisory Agreement.(2)
10.3	Custodian Agreement.(2)
10.4	Shareholder Transfer Agency and Service Agreement.(2)
10.5	Subscription Agreement.(3)
10.6	Investment Management Agreement.(2)
10.7	Futures and Options Customer Account Agreement.(2)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed on September 23, 2010 as an exhibit to Amendment No. 8 to Registrant’s Registration Statement on Form S-1 (File No. 333-130360) and incorporated by reference herein.
(2)	Filed on November 12, 2010 as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 001-34789) and incorporated by reference herein.
(3)	Filed on August 31, 2010 as an exhibit to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-130360) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 14, 2012.

Nuveen Diversified Commodity Fund

By:	Nuveen Commodities Asset Management, LLC, its Manager

By: /s/ William Adams, IV
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams, IV
President (Principal Executive Officer) March 14, 2012

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 14, 2012