Form 10-Q
period 2012-03-31
Nuveen Diversified Commodity Fund
filed 2012-05-07
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, the registrant had 9,219,240 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Part 1. Financial Information

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Short-term investments, at value (cost $190,174,260 and $175,594,508, respectively)	$190,183,351	$175,626,953
Deposits with brokers	32,780,105	44,193,777
Interest receivable	479,946	561,049
Other assets	214,501	200,745

Total assets	223,657,903	220,582,524

LIABILITIES
Call options written, at value (premiums received $732,172 and $1,428,047, respectively)	212,581	551,457
Unrealized depreciation on futures contracts, net	4,401,503	4,921,830
Payable for:
Distributions	1,336,790	—
Shares repurchased	—	315,845
Accrued expenses:
Management fees	235,178	229,634
Other	358,887	383,629

Total liabilities	6,544,939	6,402,395

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,219,240 shares issued and outstanding at March 31, 2012 and 9,229,040 shares issued and outstanding at December 31, 2011	219,835,071	220,038,837
Accumulated undistributed earnings (deficit)	(2,722,107)	(5,858,708)

Total shareholders’ capital (Net assets)	217,112,964	214,180,129

Total liabilities and shareholders’ capital	$223,657,903	$220,582,524

Net assets	$217,112,964	$214,180,129

Shares outstanding	9,219,240	9,229,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$23.55	$23.21

Market value per share outstanding	$23.08	$20.30

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

March 31, 2012

(Unaudited)

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 30,000	Federal Home Loan Mortgage Corporation	0.000%	8/07/12	Aaa	$29,993,640
18,860	Federal Home Loan Mortgage Corporation	1.000%	8/28/12	Aaa	18,924,973
20,000	Federal National Mortgage Association	0.000%	4/02/12	Aaa	20,000,000
21,000	Federal National Mortgage Association	0.000%	9/04/12	Aaa	20,990,970
23,000	U.S. Treasury Bills	0.000%	4/05/12	Aaa	22,999,954
12,000	U.S. Treasury Bills	0.000%	6/28/12	Aaa	11,997,972
15,000	U.S. Treasury Bills	0.000%	8/23/12	Aaa	14,992,860
10,000	U.S. Treasury Bills	0.000%	11/15/12	Aaa	9,991,810
10,000	U.S. Treasury Bills	0.000%	2/07/13	Aaa	9,985,550
29,000	U.S. Treasury Notes	4.750%	5/31/12	Aaa	29,216,369

188,860	Total U.S. Government and Agency Obligations (cost $189,085,007)				189,094,098

	Repurchase Agreements
1,089	Repurchase Agreement with State Street Bank, dated 3/30/12, repurchase price $1,089,254, collateralized by $995,000 U.S. Treasury Notes, 3.125%, due 5/15/21, value $1,111,516	0.010%	4/02/12	N/A	1,089,253

	Total Repurchase Agreements (cost $1,089,253)				1,089,253

	Total Short-Term Investments (cost $190,174,260)				$190,183,351

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012

(Unaudited)

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2012	57	$7,004,160	$(104,880)
	ICE Brent Crude Oil Futures Contract	Long	July 2012	57	6,917,520	41,960
	NYMEX Crude Oil Futures Contract	Long	May 2012	175	18,028,500	(336,310)
	NYMEX Crude Oil Futures Contract	Long	July 2012	118	12,275,540	(290,770)

	Total Crude Oil					(690,000)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	May 2012	28	2,838,500	(500)
	NYMEX Heating Oil Futures Contract	Long	May 2012	55	7,322,931	(47,826)
	NYMEX Heating Oil Futures Contract	Long	July 2012	6	803,653	(14,969)

	Total Heating Oil					(63,295)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2012	395	8,397,700	(1,927,340)
	NYMEX Natural Gas Futures Contract	Long	July 2012	74	1,767,860	(268,800)

	Total Natural Gas					(2,196,140)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2012	49	6,808,070	304,398
	NYMEX Gasoline RBOB Futures Contract	Long	July 2012	9	1,207,597	(32,105)

	Total Unleaded Gas					272,293

	Total Energy					(2,677,142)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2012	102	$5,340,337	$(277,950)
	LME Primary Aluminum Futures Contract	Long	May 2012	102	5,374,125	(423,300)
	LME Primary Aluminum Futures Contract	Short	May 2012	(3)	(158,063)	10,663

	Total Aluminum					(690,587)

	Copper
	CEC Copper Futures Contract	Long	July 2012	90	8,625,375	(179,375)
	CEC Copper Futures Contract	Long	September 2012	24	2,305,500	(42,013)
	LME Copper Futures Contract	Long	April 2012	52	11,009,700	242,125

	Total Copper					20,737

	Nickel
	LME Nickel Futures Contract	Long	April 2012	16	1,705,440	(93,696)
	LME Nickel Futures Contract	Long	May 2012	16	1,707,936	(200,640)

	Total Nickel					(294,336)

	Zinc
	LME Zinc Futures Contract	Long	April 2012	30	1,495,688	1,125
	LME Zinc Futures Contract	Long	May 2012	31	1,546,319	(56,769)
	LME Zinc Futures Contract	Short	May 2012	(2)	(99,763)	6,388

	Total Zinc					(49,256)

	Lead
	LME Lead Futures Contract	Long	April 2012	36	1,833,300	(57,263)
	LME Lead Futures Contract	Long	May 2012	19	968,525	(29,363)
	LME Lead Futures Contract	Short	April 2012	(18)	(916,650)	28,350

	Total Lead					(58,276)

	Total Industrial Metals					(1,071,718)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	May 2012	157	5,055,400	41,463
	CBOT Corn Futures Contract	Long	July 2012	70	2,251,375	(4,392)
	CBOT Corn Futures Contract	Long	September 2012	85	2,393,812	(67,656)

	Total Corn					(30,585)

	Soybean
	CBOT Soybean Futures Contract	Long	May 2012	88	6,173,200	518,025
	CBOT Soybean Futures Contract	Long	July 2012	55	3,872,688	220,412
	CBOT Soybean Futures Contract	Long	November 2012	24	1,629,600	62,538

	Total Soybean					800,975

	Wheat
	CBOT Wheat Futures Contract	Long	May 2012	69	2,279,588	55,975
	CBOT Wheat Futures Contract	Long	July 2012	52	1,752,400	18,163
	KCBT Wheat Futures Contract	Long	May 2012	98	3,417,750	9,875
	KCBT Wheat Futures Contract	Long	July 2012	15	530,250	(4,013)

	Total Wheat					80,000

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2012	76	2,954,120	402,843
	CBOT Soybean Meal Futures Contract	Long	July 2012	20	779,400	23,200

	Total Soybean Meal					426,043

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Agriculturals	Soybean Oil
(continued)	CBOT Soybean Oil Futures Contract	Long	May 2012	48	$1,586,880	$17,280
	CBOT Soybean Oil Futures Contract	Long	July 2012	47	1,565,382	19,968

	Total Soybean Oil					37,248

	Total Agriculturals					1,313,681

Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2012	134	22,403,460	(143,380)

	Silver
	CEC Silver Futures Contract	Long	May 2012	48	7,796,160	(630,450)

	Platinum
	NYMEX Platinum Futures Contract	Long	July 2012	21	1,726,305	(32,215)

	Palladium
	NYMEX Palladium Futures Contract	Long	June 2012	14	915,740	(87,415)

	Total Precious Metals					(893,460)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	May 2012	67	3,132,920	33,731
	ICE Cotton Futures Contract	Long	July 2012	33	1,549,680	35,025
	ICE Cotton Futures Contract	Long	December 2012	7	318,500	1,340

	Total Cotton					70,096

	Sugar
	ICE Sugar Futures Contract	Long	May 2012	180	4,981,536	222,720
	ICE Sugar Futures Contract	Long	July 2012	121	3,228,086	32,625

	Total Sugar					255,345

	Coffee
	ICE Coffee C Futures Contract	Long	May 2012	50	3,420,938	(678,356)
	ICE Coffee C Futures Contract	Long	July 2012	5	346,875	4,219
	LIFFE Coffee Robusta Futures Contract	Long	May 2012	65	1,316,900	92,790

	Total Coffee					(581,347)

	Cocoa
	ICE Cocoa Futures Contract	Long	May 2012	59	1,309,210	(45,650)

	Total Foods and Fibers					(301,556)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	June 2012	180	8,362,800	(453,490)

	Lean Hogs
	CME Lean Hog Futures Contract	Long	April 2012	60	2,002,200	(71,400)
	CME Lean Hog Futures Contract	Long	June 2012	58	2,097,280	(117,105)

	Total Lean Hogs					(188,505)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2012	26	1,938,625	(129,313)

	Total Livestock					(771,308)

	Total Futures Contracts outstanding					$(4,401,503)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2012	(57)	$137.5	$(4,560)
	NYMEX Crude Oil Futures Options	April 2012	(146)	115.5	(16,060)

	Total Crude Oil				(20,620)

	Heating Oil
	NYMEX Heating Oil Futures Options	April 2012	(41)	3.6	(6,199)

	Natural Gas
	NYMEX Natural Gas Futures Options	April 2012	(227)	2,700.0	(11,350)
	NYMEX Natural Gas Futures Options	April 2012	(7)	2,400.0	(1,820)

	Total Natural Gas				(13,170)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2012	(29)	37,500.0	(7,430)

	Total Energy				(47,419)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options(3)	April 2012	(101)	2,375.0	—

	Copper
	LME Copper Futures Options(3)	April 2012	(52)	9,150.0	(182)

	Nickel
	LME Nickel Futures Options(3)	April 2012	(16)	21,100.0	—

	Zinc
	LME Zinc Futures Options(3)	April 2012	(30)	2,200.0	(23)

	Lead
	LME Lead Futures Options(3)	April 2012	(18)	2,300.0	(5)

	Total Industrial Metals				(210)

Agriculturals	Corn
	CBOT Corn Futures Options	April 2012	(156)	710.0	(22,425)

	Soybean
	CBOT Soybean Futures Options	April 2012	(83)	1,480.0	(14,525)

	Wheat
	CBOT Wheat Futures Options	April 2012	(60)	720.0	(17,625)
	KCBT Wheat Futures Options	April 2012	(57)	760.0	(10,687)

	Total Wheat				(28,312)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2012	(48)	380.0	(61,440)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2012	(48)	580.0	(5,183)

	Total Agriculturals				(131,885)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Precious Metals	Gold
	CEC Gold Futures Options	May 2012	(67)	$1,960.0	$(9,380)

	Silver
	CEC Silver Futures Options	April 2012	(24)	4,175.0	(1,800)

	Total Precious Metals				(11,180)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	April 2012	(53)	1,010.0	(3,710)

	Sugar
	ICE Sugar Futures Options	April 2012	(150)	270.0	(11,760)

	Coffee
	ICE Coffee C Futures Options	April 2012	(36)	240.0	(270)

	Cocoa
	ICE Cocoa Futures Options	April 2012	(29)	2,650.0	(290)

	Total Foods and Fibers				(16,030)

Livestock	Live Cattle
	CME Live Cattle Futures Options	June 2012	(111)	130.0	(5,550)

	Lean Hogs
	CME Lean Hogs Futures Options	April 2012	(59)	95.0	(307)

	Total Livestock				(5,857)

	Total Call Options Written outstanding (premiums received $732,172)		(1,705)		$(212,581)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	For fair value measurement disclosure purposes, these Call Options Written are categorized as Level 2. See Notes to Financial Statements, Footnote 2 - Summary of Significant Accounting Policies, Fair Value Measurements and Investment Valuation for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012

(Unaudited)

CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest	$65,786	$110,343

Total Investment Income	65,786	110,343

Expenses:
Management fees	688,275	774,101
Brokerage commissions	41,222	40,088
Custodian’s fees and expenses	26,276	3,837
Trustees’ fees and expenses	31,250	33,125
Professional fees	98,577	84,307
Shareholder reporting expense	31,408	56,923
Other expenses	4,361	11,359

Total expenses	921,369	1,003,740

Net investment income (loss)	(855,583)	(893,397)

Net realized gain (loss) from:
Short-term investments	(652)	—
Futures contracts	5,286,752	25,097,025
Call options written	2,576,480	2,393,598
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(23,354)	(18,145)
Futures contracts	520,327	(13,176,947)
Call options written	(356,999)	2,498,539

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	8,002,554	16,794,070

Net income (loss)	$7,146,971	$15,900,673

Net income (loss) per weighted-average share	$0.78	$1.72
Weighted-average shares outstanding	9,219,938	9,267,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

(Unaudited)

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Shareholders’ capital—beginning of period	$214,180,129	$247,757,748
Repurchase of shares	(203,766)	(748,433)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(855,583)	(3,612,955)
Realized gain (loss) from:
Short-term investments	(652)	21,761
Futures contracts	5,286,752	(2,120,418)
Call options written	2,576,480	10,035,572
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(23,354)	4,506
Futures contracts	520,327	(23,776,469)
Call options written	(356,999)	2,741,582

Net income (loss)	7,146,971	(16,706,421)

Distributions to shareholders	(4,010,370)	(16,122,765)

Shareholders’ capital—end of period	$217,112,964	$214,180,129

Shares—beginning of period	9,229,040	9,267,040
Issuance of shares	—	—
Repurchase of shares	(9,800)	(38,000)

Shares—end of period	9,219,240	9,229,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,146,971	$15,900,673
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(211,136,829)	(469,669,866)
Proceeds from sales and maturities of short-term investments	195,975,256	460,128,232
Premiums paid for call options written	(95,412)	(359,538)
Premiums received for call options written	1,976,017	2,487,692
Amortization (Accretion)	581,169	(86,977)
(Increase) Decrease in:
Deposits with brokers	11,413,672	(14,157,144)
Interest receivable	81,103	(23,174)
Other assets	(13,756)	—
Increase (Decrease) in:
Payable due to broker	—	72,794
Accrued management fees	5,544	16,724
Other accrued expenses	(24,742)	75,055
Net realized (gain) loss from:
Short-term investments	652	—
Call options written	(2,576,480)	(2,393,598)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	23,354	18,145
Futures contracts	(520,327)	13,176,947
Call options written	356,999	(2,498,539)

Net cash provided by (used in) operating activities	3,193,191	2,687,426

Cash flows from financing activities:
Cash paid for shares repurchased	(519,611)	—
Cash distributions paid to shareholders	(2,673,580)	(2,687,442)

Net cash provided by (used in) financing activities	(3,193,191)	(2,687,442)

Net increase (decrease) in cash	—	(16)
Cash—beginning of period	—	16

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1. Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen”), is a Delaware limited liability company registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”). The Fund commenced operations on September 27, 2010, with its initial public offering. The Fund operates pursuant to a Second Amended and Restated Trust Agreement dated as of March 30, 2012 (“Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE Amex under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

The Manager has selected Gresham Investment Management LLC (“Gresham” or the “Commodity Sub-advisor”) to manage the Fund’s commodity investment strategy and its options strategy. Gresham is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser. On December 31, 2011, Nuveen completed its acquisition of a 60% stake in Gresham. As part of the acquisition, Gresham’s management and investment teams will maintain a significant minority ownership stake in the firm, and will continue to operate independently while levering the strengths of Nuveen’s shared resources. Gresham continues to serve as the Fund’s Commodity Sub-advisor and there have been no changes in the Fund’s investment objectives, strategies or expenses as a result of this transaction.

The Manager has selected Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”), an affiliate of the Manager, to serve as the Fund’s Collateral Sub-advisor, investing the Fund’s collateral in short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

1. Organization (Continued)

The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. Risk-adjusted total return refers to the income and capital appreciation generated by a portfolio (the combination of which equals its total return) per unit of risk taken, with such risk measured by the volatility of the portfolio’s total returns over a specific period of time. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures, forward and options contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund’s investment strategy has three elements:

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

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon entering into a futures contract, the Fund is required to deposit with the broker an amount of cash or liquid securities equal to a specified dollar amount per contract. This is known as the “initial margin.” Cash held by the broker to cover initial margin requirements on open futures contracts, if any, is recognized as “Deposits with brokers” on the Statements of Financial Condition. During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

by “marking-to-market” on a daily basis to reflect the changes in market value of the contract, which are recognized as a component of “Unrealized appreciation or depreciation on futures contracts, net” on the Statements of Financial Condition and “Change in net unrealized appreciation (depreciation) of futures contracts” on the Statements of Operations. When the contract is closed or expired, the Fund records a realized gain or loss equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as a component of “Net realized gain (loss) from futures contracts” on the Statements of Operations.

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

The average number of futures contracts outstanding during the three months ended March 31, 2012 and the fiscal year ended December 31, 2011, was 3,380 and 3,636, respectively.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2012 and the fiscal year ended December 31, 2011, the Fund wrote call options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase options on futures or forward contracts during the three months ended March 31, 2012 or the fiscal year ended December 31, 2011.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Three Months Ended March 31, 2012		Year Ended December 31, 2011
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,657	$1,428,047	1,813	$1,629,313
Options written	3,455	1,976,017	13,702	10,798,390
Options terminated in closing purchase transactions	(2,323)	(1,712,248)	(9,895)	(8,022,605)
Options expired	(1,084)	(959,644)	(3,963)	(2,977,051)

Outstanding, end of the period	1,705	$732,172	1,657	$1,428,047

The average number of outstanding call option contracts written during the three months ended March 31, 2012 and the fiscal year ended December 31, 2011, was 1,681 and 1,712, respectively.

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

March 31, 2012

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

The Fund will enter into forward contracts only with large, well-capitalized and well-established financial institutions. The creditworthiness of each of the firms, which is a party to a forward contract, is monitored by the Manager. The Fund did not enter into any forward contracts during the three months ended March 31, 2012 or the fiscal year ended December 31, 2011.

Collateral Investments

Currently, in the normal course of business, approximately 15% of the Fund’s assets are committed to secure the Fund’s futures and forward contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in eligible cash equivalents and high-quality short-term debt securities.

The remaining assets are held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund’s assets held in the separate collateral account are invested in cash equivalents and high-quality short-term debt securities with final terms not exceeding one year at the time of investment. These collateral investments are rated at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization (“NRSRO”), or if unrated, are judged by the Collateral Sub-advisor to be of comparable quality.

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

March 31, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$189,094,098	$—	$189,094,098
Repurchase Agreements	—	1,089,253	—	1,089,253
Derivatives:
Futures Contracts*	(4,401,503)	—	—	(4,401,503)
Call Options Written**	(212,371)	(210)	—	(212,581)

Total	$(4,613,874)	$190,183,141	$—	$185,569,267

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Short-Term Investments***:
U.S. Government and Agency Obligations	$—	$174,425,536	$—	$174,425,536
Repurchase Agreements	—	1,201,417	—	1,201,417
Derivatives:
Futures Contracts*	(4,921,830)	—	—	(4,921,830)
Call Options Written**	(548,427)	(3,030)	—	(551,457)

Total	$(5,470,257)	$175,623,923	$—	$170,153,666

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.
**	Refer to the Schedule of Investments for breakdown of Call Options Written classified as Level 2.
***	Amounts have been reclassified to conform to the current period presentation.

    During the three months ended March 31, 2012 and the fiscal year ended December 31, 2011, the Fund recognized no transfers to or from Level 1, Level 2 or Level 3.

Investment Valuation

Commodity futures and forward contracts and options on commodity futures and forward contracts traded on an exchange will be valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These securities are generally classified as Level 1 for fair value measurement purposes. OTC commodity futures and forward contracts and options on commodity futures and forward contracts not traded on an exchange will be valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These securities are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value that may affect the values of the Fund’s investments. In such circumstances, the Manager will determine a fair valuation for such investments that in its opinion is reflective of fair market value. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Prices of fixed-income securities, including but not limited to, highly rated zero coupon fixed-income securities and U.S. Treasury bills, issued with maturities of one year or less, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. When price quotes are not readily available, the pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, evaluations of anticipated cash flows or collateral, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

Brokerage Commissions and Fees

The Fund pays its respective brokerage commissions, including applicable clearing costs, exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction-related fees and expenses, incurred in connection with trading activities for the Fund’s investment in CFTC regulated investments.

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

March 31, 2012

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

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

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the Manager’s Independent Committee members are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be immaterial.

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2012 and December 31, 2011, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

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

March 31, 2012

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

		Three Months Ended March 31, 2012 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized depreciation on futures contracts, net*	$2,447,201	Unrealized depreciation on futures contracts, net*	$6,848,704
Commodity	Options	—	—	Call options written, at value	212,581
Total			$2,447,201		$7,061,285

		Year Ended December 31, 2011 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized depreciation on futures contracts, net*	$2,849,485	Unrealized depreciation on futures contracts, net*	$7,771,315
Commodity	Options	—	—	Call options written, at value	551,457
Total			$2,849,485		$8,322,772
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the “Deposits with brokers” or the “Unrealized appreciation (depreciation) on futures contracts, net” as presented on the Statements of Financial Condition.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

3. Derivative Instruments and Hedging Activities (Continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Net realized gain (loss) from:
Futures contracts Call options written	$5,286,752 2,576,480	$(2,120,418 10,035,572)
Change in net unrealized appreciation (depreciation) of:
Futures contracts Call options written	$520,327 (356,999)	$(23,776,469 2,741,582)

4. Related Parties

The Manager, the Commodity Sub-advisor (as of December 31, 2012) and the Collateral Sub-advisor are considered to be related parties to the Fund.

For the services and facilities provided by the Manager, the Fund has agreed to pay the Manager an annual management fee, payable monthly, based on the Fund’s average daily net assets, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $500 million	1.250%
For the next $500 million	1.225
For the next $500 million	1.200
For the next $500 million	1.175
For net assets over $2 billion	1.150

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

5. Share Repurchase Program

On December 21, 2011, the Fund adopted an open-market share repurchase program allowing the Fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion.

Transactions in share repurchases were as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Shares repurchased	(9,800)	(38,000)

Weighted average price per share repurchased	$20.77	$19.68

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2012 and March 31, 2011. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	June 30, 2011	June 30, 2011
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Asset Value:
Net asset value per share—beginning of period	$23.21	$26.74
Net investment income (loss)	(.09)	(.10)
Net realized and unrealized gain (loss)	.87	1.82
Distributions	(.44)	(.44)

Net asset value per share—end of period	$23.55	$28.02

Market Value:
Market value per share—beginning of period	$20.30	$25.80

Market value per share—end of period	$23.08	$27.26

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.55)%	(1.44)%

Expenses	1.67%	1.62%

Total Returns:(b)
Based on Net Asset Value	3.31%	6.44%

Based on Market Value	15.83%	7.35%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to Nuveen Commodities Asset Management, LLC (“NCAM” or the “Manager”), Gresham Investment Management LLC (“Gresham” or the “Commodity Sub-advisor”) and Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”) and are subject to a number of risks, uncertainties and other factors, both known and unknown, that could cause the actual results, performance, prospects or opportunities of the Nuveen Diversified Commodity Fund (the “Fund”) to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Fund and the Manager undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005, and completed its initial public offering on September 30, 2010. The shares of the Fund trade on the NYSE Amex under the ticker symbol “CFD.” The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) when evaluating the performance of the commodity futures, forwards, and options positions (the commodity portfolio) in the Fund’s portfolio against the overall commodity market.

Results of Operations

The Quarter Ended March 31, 2012 – Fund Share Price

The Fund’s shares traded on the NYSE Amex at a price of $23.08 on the close of business on March 30, 2012 (the last trading date of the period). This represents an increase of 13.69% in share price (not including the effect of distributions) from the $20.30 price at which the shares of the Fund traded on the close of business on December 30, 2011 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the quarter were $24.98 (March 22) and $20.48 (January 3), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on April 2, 2012. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including distributions during the period, for the quarter ended March 31, 2012 was 15.83%. At March 30, 2012, the shares of the Fund traded at a 2.00% discount to the Fund’s net asset value of $23.55.

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

The Quarter Ended March 31, 2012 – Net Assets of the Fund

The Fund’s net assets increased from $214.2 million at December 31, 2011, to $217.1 million at March 31, 2012, an increase of $2.9 million. The increase in the Fund’s net assets was due to $7.9 million in net realized gains and $0.1 million in unrealized appreciation on the Fund’s commodity portfolio during the quarter, a net investment loss of $0.9 million, $4 million of distributions declared to shareholders and $0.2 million decrease in net assets due to share repurchases.

The Fund’s commodity and options portfolio gained more than 3.8% during the quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, was up 0.9% during the quarter. Commodity markets started the year off strong, posting positive returns in January and February, which offset losses experienced in March.

Performance was mixed, with three of the six principal commodity groups in the DJ-UBSCI increasing in the first quarter of 2012, including precious metals, industrial metals and agriculture. Commodity groups with negative returns for the quarter within the benchmark included energy, livestock and foods and fibers. The Fund’s commodity portfolio fared better than the index with five of the six principal commodity groups advancing during the quarter. The precious metals sector within the Fund was the strongest absolute performer and returned nearly 9% due to platinum and silver each posting gains in excess of 16%. Both agriculturals and industrial metals also posted positive results, experiencing returns that were greater than 6% as soybean meal, soybeans, and copper had significant gains for the quarter. Also, although natural gas experienced another difficult quarter, declining over 30%, the positive returns from crude oil, heating oil, and unleaded gas helped the Fund’s energy sector gain more than 1% in the quarter. Foods and fibers gained modestly, experiencing a return of less than 1%, and livestock was the Fund’s only sector with a negative return (approximately 4%) as prices in live cattle, lean hogs, and feeder cattle contracts all declined.

The portfolio outperformed the DJ-UBSCI by approximately 3% for the quarter, before considering the expenses of the Fund. The Fund’s different commodity weights versus the benchmark and Gresham’s trading strategy drove the outperformance. When adjusted for commodity weighting differences between the Fund and the benchmark, three of the six commodity groups in which the Fund trades outperformed the benchmark. Energy drove the outperformance in the quarter, led by the portfolio’s significant underweight to natural gas and overweight to crude oil. Secondarily, the Fund’s holdings of foods and fibers commodities, such as coffee, and the precious metals sector also outperformed the DJ-UBSCI. The underweight position in soybeans was the primary factor in the Fund’s agricultural sector underperformance as soybean prices rose on reports of tight crop supply. The Fund’s industrial metals and livestock holdings slightly underperformed the benchmark.

The commodity call option component of the portfolio was successful over the period as it served to limit volatility without significant impact on the price appreciation of the commodity futures contracts. Gresham utilizes a quantitatively driven strategy to set the call option strike prices it writes (sells) at various out-of-the money levels. Typically, the more out-of-the-money a written call option strike price is, the more upside potential remains, though this is balanced by less premium received for selling the options. During the quarter, several of the commodity portfolio’s options expired without being exercised, including natural gas options. This benefited the Fund as it collected call option premium to offset some of the losses experienced in the futures positions without sacrificing any appreciation, depending on the contract and time period. In certain cases early in the quarter where the futures price appreciation for certain commodity contracts was significant, such as zinc and soybeans contracts, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. For example, in January, while zinc futures prices rose approximately 14%, the commodity portfolio’s futures and options performance was approximately 12% over the same period, reflecting the impact of the forgone futures contract appreciation due to the option contracts being in-the-money. In total for the quarter, across all of the commodity and options holdings, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 3% while experiencing less volatility.

During the quarter ended March 31, 2012, the Fund’s collateral investments generated interest income of $65,786.

The net asset value per share on March 31, 2012, was $23.55. This represents an increase of 1.46% in net asset value (not including the effect of distributions) from the $23.21 net asset value as of December 31, 2011. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on April 2, 2012. The remainder was paid during the quarter. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was 3.31% for the quarter ended March 31, 2012.

The Fund generated a net gain of $7.1 million for the quarter ended March 31, 2012, resulting from interest income of $0.1 million, net expenses of $1.0 million, net realized gains of $7.9 million, and net unrealized appreciation of $0.1 million.

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

The Fund’s commodity portfolio rose approximately 6.8% during the period before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, rose 4.5%. Commodity market performance was driven in part by the continuing recovery of global economic growth and the expectation of rising inflation, as well as geopolitical concerns and natural disasters, such as the political unrest in the Middle East and the devastating earthquake and tsunami in Japan, which affected the supply and demand relationship of various commodities in which the Fund traded.

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

Fund Total Returns

The following table presents selected total returns for the Fund as of March 31, 2012. Total returns based on net asset value and market value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period for total returns based on net asset value, and at the ending market price per share at the end of the period for total returns based on market value.

	Cumulative		Annualized
	1 Month	3 Month	1 Year	Since Inception
Market Value	0.06%	15.83%	-8.91%	1.75%
Net Asset Value	-3.25%	3.31%	-9.89%	6.04%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of March 31, 2012. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	20.36%	15.52%
	Heating Oil	5.05%	3.59%
	Natural Gas	4.68%	7.48%
	Unleaded Gas	3.69%	4.12%

		33.78%	30.71%

Industrial Metals	Aluminum	4.86%	6.03%
	Copper	10.11%	7.82%
	Nickel	1.57%	2.36%
	Zinc	1.35%	3.38%
	Lead	0.87%	0.00%

		18.76%	19.59%

Agriculturals	Corn	4.47%	6.27%
	Soybean	5.38%	8.04%
	Wheat	3.67%	4.87%
	Soybean Meal	1.72%	0.00%
	Soybean Oil	1.45%	3.54%

		16.69%	22.72%

Precious Metals	Gold	10.32%	10.04%
	Silver	3.59%	3.09%
	Platinum	0.79%	0.00%
	Palladium	0.42%	0.00%

		15.12%	13.13%

Foods and Fibers	Cotton	2.30%	1.96%
	Sugar	3.78%	3.98%
	Coffee	2.34%	2.05%
	Cocoa	0.60%	0.00%

		9.02%	7.99%

Livestock	Live Cattle	3.85%	3.59%
	Lean Hogs	1.89%	2.27%
	Feeder Cattle	0.89%	0.00%

		6.63%	5.86%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options do not require a significant outlay of capital. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in short-term, high grade debt securities with any remaining cash balance on deposit with the custodian earning custody fee credits. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE Amex and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC) to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No.1 to Form S-1 with the SEC. The Fund has not yet determined the size or timing of any potential future offering. On December 21, 2011 the Fund announced the adoption of an open-market share repurchase program, whereby the Fund is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. Refer to “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the quarter ended March 31, 2012.

The Fund is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Fund’s liquidity needs.

Because the Fund invests in commodity futures contracts, its capital is at risk from changes in the value of these contracts (market risk) or the inability of clearing brokers or counterparties to perform under the terms of the contracts (credit risk).

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

A commodity broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic commodity futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for, and segregate as belonging to the Fund, all assets of the Fund relating to domestic futures investments. A commodity broker is not allowed to commingle such assets with other assets of, or held by, the commodity broker. In addition, CFTC regulations also require a commodity broker, when acting as the Fund’s futures commission merchant, to hold in a separate account the assets of the Fund related to foreign commodity futures investments and not commingle such assets with other assets of, or held by, the commodity broker.

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

As it relates to the Fund’s assets held as collateral for its investments in commodity futures and forwards contracts, there is credit risk present in the securities used to invest the Fund’s cash. While these consist of eligible cash equivalents and high-quality short-term debt securities, like any investment, these too would be affected by any credit difficulties that might be experienced by their issuers.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Collateral Sub-advisor, the Commodity Sub-advisor, the custodian, the transfer agent, the commodity broker and, to the extent that the Fund enters into OTC transactions, dealers. Management fee payments made to the Manager are calculated as a fixed percentage of the Fund’s net assets. The custodian fee is calculated based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract basis, and payments to forward contract dealers are usually based on a fee or percentage of the notional value of the contract. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

•	Realized gains (losses) on investment transactions are determined on a specific identification basis and recognized in the Statements of Operations in the period in which they occur.

•	Interest income, which reflects the amortization of premiums and includes accretion of discounts for financial reporting purposes, is recorded on an accrual basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices as of March 31, 2012. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of March 31, 2012, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2012	57	$122.8800	1,000	$7,004,160
	ICE Brent Crude Oil Futures Contract	Long	July 2012	57	121.3600	1,000	6,917,520
	NYMEX Crude Oil Futures Contract	Long	May 2012	175	103.0200	1,000	18,028,500
	NYMEX Crude Oil Futures Contract	Long	July 2012	118	104.0300	1,000	12,275,540
	Heating Oil
	ICE Gas Oil Futures Contract	Long	May 2012	28	1,013.7500	100	2,838,500
	NYMEX Heating Oil Futures Contract	Long	May 2012	55	3.1701	42,000	7,322,931
	NYMEX Heating Oil Futures Contract	Long	July 2012	6	3.1891	42,000	803,653
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2012	395	2.1260	10,000	8,397,700
	NYMEX Natural Gas Futures Contract	Long	July 2012	74	2.3890	10,000	1,767,860
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2012	49	3.3081	42,000	6,808,070
	NYMEX Gasoline RBOB Futures Contract	Long	July 2012	9	3.1947	42,000	1,207,597
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2012	102	2,094.2500	25	5,340,337
	LME Primary Aluminum Futures Contract	Long	May 2012	102	2,107.5000	25	5,374,125
	LME Primary Aluminum Futures Contract	Short	May 2012	(3)	2,107.5000	25	(158,063)
	Copper
	CEC Copper Futures Contract	Long	July 2012	90	3.8335	25,000	8,625,375
	CEC Copper Futures Contract	Long	September 2012	24	3.8425	25,000	2,305,500
	LME Copper Futures Contract	Long	April 2012	52	8,469.0000	25	11,009,700
	Nickel
	LME Nickel Futures Contract	Long	April 2012	16	17,765.0000	6	1,705,440
	LME Nickel Futures Contract	Long	May 2012	16	17,791.0000	6	1,707,936
	Zinc
	LME Zinc Futures Contract	Long	April 2012	30	1,994.2500	25	1,495,688
	LME Zinc Futures Contract	Long	May 2012	31	1,995.2500	25	1,546,319
	LME Zinc Futures Contract	Short	May 2012	(2)	1,995.2500	25	(99,763)
	Lead
	LME Lead Futures Contract	Long	April 2012	36	2,037.0000	25	1,833,300
	LME Lead Futures Contract	Long	May 2012	19	2,039.0000	25	968,525
	LME Lead Futures Contract	Short	April 2012	(18)	2,037.0000	25	(916,650)

Futures Contracts (Continued)
Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	May 2012	157	$6.4400	5,000	$5,055,400
	CBOT Corn Futures Contract	Long	July 2012	70	6.4325	5,000	2,251,375
	CBOT Corn Futures Contract	Long	September 2012	85	5.6325	5,000	2,393,812
	Soybean
	CBOT Soybean Futures Contract	Long	May 2012	88	14.0300	5,000	6,173,200
	CBOT Soybean Futures Contract	Long	July 2012	55	14.0825	5,000	3,872,688
	CBOT Soybean Futures Contract	Long	November 2012	24	13.5800	5,000	1,629,600
	Wheat
	CBOT Wheat Futures Contract	Long	May 2012	69	6.6075	5,000	2,279,588
	CBOT Wheat Futures Contract	Long	July 2012	52	6.7400	5,000	1,752,400
	KCBT Wheat Futures Contract	Long	May 2012	98	6.9750	5,000	3,417,750
	KCBT Wheat Futures Contract	Long	July 2012	15	7.0700	5,000	530,250
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2012	76	388.7000	100	2,954,120
	CBOT Soybean Meal Futures Contract	Long	July 2012	20	389.7000	100	779,400
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2012	48	0.5510	60,000	1,586,880
	CBOT Soybean Oil Futures Contract	Long	July 2012	47	0.5551	60,000	1,565,382
Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2012	134	1,671.9000	100	22,403,460
	Silver
	CEC Silver Futures Contract	Long	May 2012	48	32.4840	5,000	7,796,160
	Platinum
	NYMEX Platinum Futures Contract	Long	July 2012	21	1,644.1000	50	1,726,305
	Palladium
	NYMEX Palladium Futures Contract	Long	June 2012	14	654.1000	100	915,740
Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	May 2012	67	0.9352	50,000	3,132,920
	ICE Cotton Futures Contract	Long	July 2012	33	0.9392	50,000	1,549,680
	ICE Cotton Futures Contract	Long	December 2012	7	0.9100	50,000	318,500
	Sugar
	ICE Sugar Futures Contract	Long	May 2012	180	0.2471	112,000	4,981,536
	ICE Sugar Futures Contract	Long	July 2012	121	0.2382	112,000	3,228,086
	Coffee
	ICE Coffee C Futures Contract	Long	May 2012	50	1.8245	37,500	3,420,938
	ICE Coffee C Futures Contract	Long	July 2012	5	1.8500	37,500	346,875
	LIFFE Coffee Robusta Futures Contract	Long	May 2012	65	2,026.0000	10	1,316,900
	Cocoa
	ICE Cocoa Futures Contract	Long	May 2012	59	2,219.0000	10	1,309,210
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	June 2012	180	1.1615	40,000	8,362,800
	Lean Hogs
	CME Lean Hog Futures Contract	Long	April 2012	60	0.8343	40,000	2,002,200
	CME Lean Hog Futures Contract	Long	June 2012	58	0.9040	40,000	2,097,280
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2012	26	1.4913	50,000	1,938,625

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2012	(57)	$137.5	$(4,560)
	NYMEX Crude Oil Futures Options	April 2012	(146)	115.5	(16,060)
	Heating Oil
	NYMEX Heating Oil Futures Options	April 2012	(41)	3.6	(6,199)
	Natural Gas
	NYMEX Natural Gas Futures Options	April 2012	(227)	2,700.0	(11,350)
	NYMEX Natural Gas Futures Options	April 2012	(7)	2,400.0	(1,820)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2012	(29)	37,500.0	(7,430)
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	April 2012	(101)	2,375.0	—
	Copper
	LME Copper Futures Options	April 2012	(52)	9,150.0	(182)
	Nickel
	LME Nickel Futures Options	April 2012	(16)	21,100.0	—
	Zinc
	LME Zinc Futures Options	April 2012	(30)	2,200.0	(23)
	Lead
	LME Lead Futures Options	April 2012	(18)	2,300.0	(5)
Agriculturals	Corn
	CBOT Corn Futures Options	April 2012	(156)	710.0	(22,425)
	Soybean
	CBOT Soybean Futures Options	April 2012	(83)	1,480.0	(14,525)
	Wheat
	CBOT Wheat Futures Options	April 2012	(60)	720.0	(17,625)
	KCBT Wheat Futures Options	April 2012	(57)	760.0	(10,687)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2012	(48)	380.0	(61,440)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2012	(48)	580.0	(5,183)
Precious Metals	Gold
	CEC Gold Futures Options	May 2012	(67)	1,960.0	(9,380)
	Silver
	CEC Silver Futures Options	April 2012	(24)	4,175.0	(1,800)
Foods and Fibers	Cotton
	ICE Cotton Futures Options	April 2012	(53)	1,010.0	(3,710)
	Sugar
	ICE Sugar Futures Options	April 2012	(150)	270.0	(11,760)
	Coffee
	ICE Coffee C Futures Options	April 2012	(36)	240.0	(270)
	Cocoa
	ICE Cocoa Futures Options	April 2012	(29)	2,650.0	(290)
Livestock	Live Cattle
	CME Live Cattle Futures Options	June 2012	(111)	130.0	(5,550)
	Lean Hogs
	CME Lean Hogs Futures Options	April 2012	(59)	95.0	(307)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents and short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2012, the Fund held agency notes, agency discount notes, and U.S. Treasury bills and notes worth $189,094,098 with a total par value of $188,860,000, and repurchase agreements worth $1,089,253.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Item 1A. Risk Factors of the December 31, 2011 Form 10-K filed with the SEC). These include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

To help manage the commodity price risk mentioned above, the Fund uses its options strategy in an attempt to enhance the Fund’s risk-adjusted total returns. In up markets, the portion of the Fund on which call options have been sold will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of options written plus the premium collected by writing the call options. In flat or sideways markets, the portion of the Fund on which call options have been sold will generate current gains from the premium collected by writing the call options. In down markets, the Fund will experience declines in value of the underlying contracts to the extent that the amount of the decline in the value of the underlying contracts exceeds the option premium collected by writing the call options. There can be no assurance that the Fund’s options strategy will be successful. The Fund’s risk-adjusted returns over any particular period may be positive or negative. The Fund invests in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets, thereby limiting its exposure to the commodity price risk of any one futures contract or any specific commodity group.

The Fund’s primary non-trading risk exposure is interest rate risk as it relates to its collateral investments in short-term, high-quality debt securities which is mitigated due to the short-term nature of these debt securities, as well as by ensuring that the collateral investments are rated at the highest rating applicable for the type of investment as determined by at least one nationally recognized statistical rating organization or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the reporting period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no changes to the Risk Factors since last reported on Part 1, Item 1A of the Fund’s Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the three month period ended on March 31, 2012.

c) On December 21, 2011 the Fund announced the adoption of an open-market share repurchase program whereby the Fund is authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions. Share repurchases during the fiscal year to date period ended March 31, 2012 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share	Maximum Number of Shares that May Yet Be Repurchased
1/1/12 to 1/31/12	9,800	$20.77	Approximately 872,200
2/1/12 to 2/29/12	—	$—	Approximately 872,200
3/1/12 to 3/31/12	—	$—	Approximately 872,200

A total of 47,800 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1 Second Amended and Restated Trust Agreement of the Fund.1

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

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Filed on March 30, 2012 as an exhibit to Registrant’s Form 8-K dated March 30, 2012 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 7, 2012.

Nuveen Diversified Commodity Fund

By:	Nuveen Commodities Asset Management, LLC, its Manager

By: /s/ William Adams IV
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) May 7, 2012

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) May 7, 2012