Form 10-Q
period 2012-06-30
Nuveen Diversified Commodity Fund
filed 2012-08-08
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, the registrant had 9,219,240 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Short-term investments, at value (cost $163,429,056 and $175,594,508, respectively)	$163,433,325	$175,626,953
Deposits with brokers	35,198,742	44,193,777
Interest receivable	64,090	561,049
Unrealized appreciation on futures contracts, net	2,788,740	—
Other assets	224,651	200,745

Total assets	201,709,548	220,582,524

LIABILITIES
Call options written, at value (premiums received $1,504,277 and $1,428,047, respectively)	2,337,232	551,457
Unrealized depreciation on futures contracts, net	—	4,921,830
Payable for:
Distributions	1,336,790	—
Shares repurchased	—	315,845
Accrued expenses:
Management fees	196,679	229,634
Other	310,940	383,629

Total liabilities	4,181,641	6,402,395

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,219,240 shares issued and outstanding at June 30, 2012 and 9,229,040 shares issued and outstanding at December 31, 2011	219,835,071	220,038,837
Accumulated undistributed earnings (deficit)	(22,307,164)	(5,858,708)

Total shareholders’ capital (Net assets)	197,527,907	214,180,129

Total liabilities and shareholders’ capital	$201,709,548	$220,582,524

Net assets	$197,527,907	$214,180,129

Shares outstanding	9,219,240	9,229,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$21.43	$23.21

Market value per share outstanding	$20.40	$20.30

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

June 30, 2012

(Unaudited)

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$30,000	Federal Home Loan Mortgage Corporation	0.000%	8/07/12	Aaa	$29,998,500
18,860	Federal Home Loan Mortgage Corporation	1.000%	8/28/12	Aaa	18,884,914
21,000	Federal National Mortgage Association	0.000%	9/04/12	Aaa	20,997,018
20,000	Federal National Mortgage Association	0.000%	11/30/12	Aaa	19,990,780
15,000	U.S. Treasury Bills	0.000%	8/23/12	Aaa	14,999,025
25,000	U.S. Treasury Bills	0.000%	11/15/12	Aaa	24,989,375
10,000	U.S. Treasury Bills	0.000%	2/07/13	Aaa	9,990,230
10,000	U.S. Treasury Bills	0.000%	5/30/13	Aaa	9,982,510

149,860	Total U.S. Government and Agency Obligations (cost $149,828,083)				149,832,352

	Repurchase Agreements
13,601	Repurchase Agreement with State Street Bank, dated 6/29/12, repurchase price $13,600,984, collateralized by $13,250,000 U.S. Treasury Notes, 1.750%, due 5/31/16, value $13,874,976	0.010%	7/02/12	N/A	13,600,973

	Total Repurchase Agreements (cost $13,600,973)				13,600,973

	Total Short-Term Investments (cost $163,429,056)				$163,433,325

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2012	61	$5,965,800	$8,300
	ICE Brent Crude Oil Futures Contract	Long	September 2012	47	4,600,360	(543,370)
	ICE Brent Crude Oil Futures Contract	Long	November 2012	8	782,320	33,280
	NYMEX Crude Oil Futures Contract	Long	August 2012	166	14,103,360	104,580
	NYMEX Crude Oil Futures Contract	Long	September 2012	127	10,841,990	(1,128,470)

	Total Crude Oil					(1,525,680)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	August 2012	20	1,686,500	(8,725)
	ICE Gas Oil Futures Contract	Long	September 2012	8	671,800	14,300
	NYMEX Heating Oil Futures Contract	Long	August 2012	41	4,666,448	120,712
	NYMEX Heating Oil Futures Contract	Long	September 2012	14	1,594,421	33,369
	NYMEX Heating Oil Futures Contract	Long	November 2012	6	685,692	27,249

	Total Heating Oil					186,905

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2012	205	5,789,200	43,050
	NYMEX Natural Gas Futures Contract	Long	September 2012	119	3,371,270	348,815
	NYMEX Natural Gas Futures Contract	Long	November 2012	80	2,472,800	(55,650)

	Total Natural Gas					336,215

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding: (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy (continued)	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2012	31	$3,426,604	$87,074
	NYMEX Gasoline RBOB Futures Contract	Long	September 2012	23	2,470,545	23,915
	NYMEX Gasoline RBOB Futures Contract	Long	November 2012	6	595,904	42,827

	Total Unleaded Gas					153,816

	Total Energy					(848,744)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	August 2012	197	9,332,875	(438,550)

	Copper
	CEC Copper Futures Contract	Long	September 2012	113	9,877,613	(743,663)
	LME Copper Futures Contract	Long	August 2012	52	10,003,500	346,450

	Total Copper					(397,213)

	Nickel
	LME Nickel Futures Contract	Long	August 2012	32	3,208,704	84,096
	LME Nickel Futures Contract	Long	September 2012	16	1,605,984	39,552
	LME Nickel Futures Contract	Short	August 2012	(16)	(1,604,352)	(39,552)

	Total Nickel					84,096

	Zinc
	LME Zinc Futures Contract	Long	July 2012	29	1,364,088	(91,531)
	LME Zinc Futures Contract	Long	August 2012	30	1,411,500	(15,750)
	LME Zinc Futures Contract	Long	September 2012	29	1,362,637	(14,863)
	LME Zinc Futures Contract	Short	July 2012	(29)	(1,364,088)	13,775

	Total Zinc					(108,369)

	Lead
	LME Lead Futures Contract	Long	July 2012	18	832,725	(80,325)
	LME Lead Futures Contract	Long	August 2012	35	1,623,125	2,963
	LME Lead Futures Contract	Short	July 2012	(18)	(832,725)	(29,675)

	Total Lead					(107,037)

	Total Industrial Metals					(967,073)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding: (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	September 2012	337	$10,590,225	$1,535,681

	Soybean
	CBOT Soybean Futures Contract	Long	November 2012	175	12,492,812	570,713

	Wheat
	CBOT Wheat Futures Contract	Long	September 2012	113	4,278,462	533,737
	KCBT Wheat Futures Contract	Long	September 2012	110	4,158,000	454,325

	Total Wheat					988,062

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	August 2012	8	343,600	9,840
	CBOT Soybean Meal Futures Contract	Long	December 2012	67	2,767,770	79,360

	Total Soybean Meal					89,200

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2012	93	2,961,864	177,042

	Total Agriculturals					3,360,698

Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2012	120	19,250,400	320,100

	Silver
	CEC Silver Futures Contract	Long	September 2012	47	6,488,820	81,545

	Platinum
	NYMEX Platinum Futures Contract	Long	October 2012	21	1,525,020	(40,950)

	Palladium
	NYMEX Palladium Futures Contract	Long	September 2012	14	818,370	(35,485)

	Total Precious Metals					325,210

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2012	113	4,030,145	(177,740)

	Sugar
	ICE Sugar Futures Contract	Long	October 2012	308	7,247,610	439,853

	Coffee
	ICE Coffee C Futures Contract	Long	September 2012	55	3,520,688	251,438
	LIFFE Coffee Robusta Futures Contract	Long	September 2012	64	1,365,760	36,200

	Total Coffee					287,638

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding: (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Foods and Fibers (continued)	Cocoa
	ICE Cocoa Futures Contract	Long	September 2012	53	$1,214,230	$48,520

	Total Foods and Fibers					598,271

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2012	159	7,660,620	101,500
	CME Live Cattle Futures Contract	Long	October 2012	16	796,160	12,720

	Total Live Cattle					114,220

	Lean Hogs
	CME Lean Hog Futures Contract	Long	July 2012	55	2,125,750	143,030
	CME Lean Hog Futures Contract	Long	August 2012	50	1,895,500	100,768
	CME Lean Hog Futures Contract	Long	October 2012	5	165,900	360

	Total Lean Hogs					244,158

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2012	14	1,060,150	(19,300)
	CME Feeder Cattle Futures Contract	Long	October 2012	10	781,125	(18,700)

	Total Feeder Cattle					(38,000)

	Total Livestock					320,378

	Total Futures Contracts outstanding					$2,788,740

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2012	(58)	$108.5	$(5,220)
	NYMEX Crude Oil Futures Options	July 2012	(147)	91.0	(64,680)

	Total Crude Oil				(69,900)

	Heating Oil
	NYMEX Heating Oil Futures Options	July 2012	(41)	2.9	(27,724)

	Natural Gas
	NYMEX Natural Gas Futures Options	July 2012	(202)	2,950.0	(248,460)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2012	(30)	28,500.0	(14,994)

	Total Energy				(361,078)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options(3)	August 2012	(98)	2,100.0	(3,920)

	Copper
	LME Copper Futures Options(3)	August 2012	(52)	8,025.0	(119,730)

	Nickel
	LME Nickel Futures Options(3)	August 2012	(16)	17,900.0	(16,825)

	Zinc
	LME Zinc Futures Options(3)	August 2012	(29)	2,050.0	(7,852)

	Lead
	LME Lead Futures Options(3)	August 2012	(18)	2,075.0	(3,789)

	Total Industrial Metals				(152,116)

Agriculturals	Corn
	CBOT Corn Futures Options	August 2012	(169)	565.0	(648,538)

	Soybean
	CBOT Soybean Futures Options	October 2012	(87)	1,520.0	(245,231)

	Wheat
	CBOT Wheat Futures Options	August 2012	(56)	725.0	(165,200)
	KCBT Wheat Futures Options	August 2012	(55)	760.0	(103,125)

	Total Wheat				(268,325)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals (continued)	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2012	(38)	$450.0	$(63,650)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2012	(47)	545.0	(65,565)

	Total Agriculturals				(1,291,309)

Precious Metals	Gold
	CEC Gold Futures Options	July 2012	(60)	1,740.0	(12,000)

	Silver
	CEC Silver Futures Options	August 2012	(24)	3,125.0	(41,040)

	Total Precious Metals				(53,040)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2012	(31)	740.0	(63,395)
	ICE Cotton Futures Options	November 2012	(26)	780.0	(35,750)

	Total Cotton				(99,145)

	Sugar
	ICE Sugar Futures Options	September 2012	(154)	212.5	(179,379)

	Coffee
	ICE Coffee C Futures Options	August 2012	(38)	172.5	(102,885)

	Cocoa
	ICE Cocoa Futures Options	August 2012	(26)	2,550.0	(6,500)

	Total Foods and Fibers				(387,909)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2012	(107)	128.0	(9,630)

	Lean Hogs
	CME Lean Hogs Futures Options	July 2012	(54)	93.0	(82,080)
	CME Lean Hogs Futures Options	July 2012	(1)	100.0	(70)

	Total Lean Hogs				(82,150)

	Total Livestock				(91,780)

	Total Call Options Written outstanding (premiums received $1,504,277)		(1,664)		$(2,337,232)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012

(Unaudited)

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

(3)

For fair value measurement disclosure purposes, these Call Options Written are categorized as Level 2. See Notes to Financial Statements, Footnote 2—Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.

N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Income:
Interest	$57,392	$73,513	$123,178	$183,856

Total Investment Income	57,392	73,513	123,178	183,856

Expenses:
Management fees	631,736	785,305	1,320,011	1,559,406
Brokerage commissions	42,716	45,188	83,938	85,276
Custodian’s fees and expenses	32,769	31,605	59,045	35,442
Trustees’ fees and expenses	25,111	27,500	56,361	60,625
Professional fees	119,326	53,888	217,903	138,195
Shareholder reporting expense	39,680	53,382	71,088	110,305
Other expenses	6,982	7,888	11,343	19,247

Total expenses	898,320	1,004,756	1,819,689	2,008,496

Net investment income (loss)	(840,928)	(931,243)	(1,696,511)	(1,824,640)

Net realized gain (loss) from:
Short-term investments	—	10,899	(652)	10,899
Futures contracts	(22,226,328)	(7,066,543)	(16,939,576)	18,030,482
Call options written	1,659,694	2,963,912	4,236,174	5,357,510
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(4,822)	10,559	(28,176)	(7,586)
Futures contracts	7,190,243	(9,779,337)	7,710,570	(22,956,284)
Call options written	(1,352,546)	(134,460)	(1,709,545)	2,364,079

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(14,733,759)	(13,994,970)	(6,731,205)	2,799,100

Net income (loss)	$(15,574,687)	$(14,926,213)	$(8,427,716)	$974,460

Net income (loss) per weighted-average share	$(1.69)	$(1.61)	$(0.91)	$0.11
Weighted-average shares outstanding	9,219,240	9,267,040	9,219,589	9,267,040

See accompanying notes to financial statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

(Unaudited)

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Shareholders’ capital—beginning of period	$214,180,129	$247,757,748
Repurchase of shares	(203,766)	(748,433)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,696,511)	(3,612,955)
Net realized gain (loss) from:
Short-term investments	(652)	21,761
Futures contracts	(16,939,576)	(2,120,418)
Call options written	4,236,174	10,035,572
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(28,176)	4,506
Futures contracts	7,710,570	(23,776,469)
Call options written	(1,709,545)	2,741,582

Net income (loss)	(8,427,716)	(16,706,421)

Distributions to shareholders	(8,020,740)	(16,122,765)

Shareholders’ capital—end of period	$197,527,907	$214,180,129

Shares—beginning of period	9,229,040	9,267,040
Issuance of shares	—	—
Repurchase of shares	(9,800)	(38,000)

Shares—end of period	9,219,240	9,229,040

See accompanying notes to financial statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(8,427,716)	$974,460
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(632,368,697)	(1,059,885,820)
Proceeds from sales and maturities of short-term investments	643,736,671	1,053,519,063
Premiums paid for call options written	(177,052)	(448,520)
Premiums received for call options written	4,489,456	5,351,925
Amortization (Accretion)	796,826	439,244
(Increase) Decrease in:
Deposits with brokers	8,995,035	(7,681,048)
Interest receivable	496,959	(677,274)
Other assets	(23,906)	(29,517)
Increase (Decrease) in:
Accrued management fees	(32,955)	(2,782)
Other accrued expenses	(72,689)	(72,524)
Net realized (gain) loss from:
Short-term investments	652	(10,899)
Call options written	(4,236,174)	(5,357,510)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	28,176	7,586
Futures contracts	(7,710,570)	22,956,284
Call options written	1,709,545	(2,364,079)

Net cash provided by (used in) operating activities	7,203,561	6,718,589

Cash flows from financing activities:
Cash paid for shares repurchased	(519,611)	—
Cash distributions to shareholders	(6,683,950)	(6,718,605)

Net cash provided by (used in) financing activities	(7,203,561)	(6,718,605)

Net increase (decrease) in cash	—	(16)
Cash—beginning of period	—	16

Cash—end of period	$—	$—

See accompanying notes to financial statements

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1. Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen”), is a Delaware limited liability company registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund commenced operations on September 27, 2010, with its initial public offering. The Fund operates pursuant to a Second Amended and Restated Trust Agreement dated as of March 30, 2012 (“Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE MKT (formerly known as NYSE Amex) under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

The Manager has selected Gresham Investment Management LLC (“Gresham” or the “Commodity Sub-advisor”) to manage the Fund’s commodity investment strategy and its options strategy. Gresham is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser. On December 31, 2011, Nuveen completed its acquisition of a 60% stake in Gresham. As part of the acquisition, Gresham’s management and investment teams will maintain a significant minority ownership stake in the firm, and will continue to operate independently while levering the strengths of Nuveen’s shared resources. Gresham continues to serve as the Fund’s Commodity Sub-advisor and there have been no changes in the Fund’s investment objectives, strategies or expenses as a result of this transaction.

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

June 30, 2012

(Unaudited)

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon entering into a futures contract, the Fund is required to deposit with the broker an amount of cash or liquid securities equal to a specified dollar amount per contract. This is known as the “initial margin.” Cash held by the broker to cover initial margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition. During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss by “marking-to-market” on a daily basis to reflect the changes in market value of the contract, which are recognized as a component of “Unrealized appreciation or depreciation on futures contracts, net” on the Statements of Financial Condition and “Change in net unrealized appreciation (depreciation) of futures contracts” on the Statements of Operations. When the contract is closed or expired, the Fund records a realized gain or loss equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as a component of “Net realized gain (loss) from futures contracts” on the Statements of Operations.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The average number of futures contracts outstanding during the six months ended June 30, 2012 and the fiscal year ended December 31, 2011, was 3,559 and 3,636, respectively.

Refer to Footnote 3—Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2012 and the fiscal year ended December 31, 2011, the Fund wrote call options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase options on futures or forward contracts during the six months ended June 30, 2012 or the fiscal year ended December 31, 2011.

Transactions in call options written were as follows:

	Six Months Ended June 30, 2012		Year Ended December 31, 2011
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,657	$1,428,047	1,813	$1,629,313
Options written	7,357	4,489,456	13,702	10,798,390
Options terminated in closing purchase transactions	(4,822)	(2,775,250)	(9,895)	(8,022,605)
Options expired	(2,528)	(1,637,976)	(3,963)	(2,977,051)

Outstanding, end of the period	1,664	$1,504,277	1,657	$1,428,047

The average number of outstanding call option contracts written during the six months ended June 30, 2012 and the fiscal year ended December 31, 2011, was 1,675 and 1,712, respectively.

Refer to Footnote 3—Derivative Instruments and Hedging Activities for further details on options activity.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

The Fund will enter into forward contracts only with large, well-capitalized and well-established financial institutions. The creditworthiness of each of the firms, which is a party to a forward contract, is monitored by the Manager. The Fund did not enter into any forward contracts during the six months ended June 30, 2012 or the fiscal year ended December 31, 2011.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Fair Value Measurements

Fair value is defined as the price that the Fund would receive upon selling an investment or transferring a liability in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment. A three-tier hierarchy is used to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability. Observable inputs are based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are based on the best information available in the circumstances. The following is a summary of the three-tier hierarchy of valuation inputs.

Level 1	—	Inputs are unadjusted and prices are determined by quoted prices in active markets for identical securities.

Level 2	—	Prices are determined using other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.).

Level 3	—	Prices are determined using significant unobservable inputs (including management’s assumptions in determining the fair value of investments).

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$149,832,352	$—	$149,832,352
Repurchase Agreements	—	13,600,973	—	13,600,973
Derivatives:
Futures Contracts*	2,788,740	—	—	2,788,740
Call Options Written**	(2,185,116)	(152,116)	—	(2,337,232)

Total	$603,624	$163,281,209	$—	$163,884,833

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$174,425,536	$—	$174,425,536
Repurchase Agreements	—	1,201,417	—	1,201,417
Derivatives:
Futures Contracts*	(4,921,830)	—	—	(4,921,830)
Call Options Written**	(548,427)	(3,030)	—	(551,457)

Total	$(5,470,257)	$175,623,923	$—	$170,153,666

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.
**	Refer to the Schedule of Investments for breakdown of Call Options Written classified as Level 2.

During the six months ended June 30, 2012 and the fiscal year ended December 31, 2011, the Fund recognized no transfers to or from Level 1, Level 2 or Level 3.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2012 and December 31, 2011, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations. For additional information on the derivative instruments in which the Fund invested during and at the end of the reporting period, refer to the Schedule of Investments and Footnote 2—Summary of Significant Accounting Policies.

The following tables present the fair value of all derivative instruments held by the Fund, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Six Months Ended June 30, 2012 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	$6,271,039	—	$—

Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	(3,482,299)	—	—
Commodity	Options	—	—	Call options written, at value	(2,337,232)

Total			$2,788,740		$(2,337,232)

		Year Ended December 31, 2011 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value
Commodity	Futures Contracts	—	$—	Unrealized depreciation on futures contracts, net*	$(7,771,315)

Commodity	Futures Contracts	—	—	Unrealized depreciation on futures contracts, net*	2,849,485
Commodity	Options	—	—	Call options written, at value	(551,457)

Total			$—		$(5,473,287)

*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the “Deposits with brokers” or the “Unrealized appreciation (depreciation) on futures contracts, net” as presented on the Statements of Financial Condition.

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Net realized gain (loss) from:
Futures contracts	$(16,939,576)	$(2,120,418)
Call options written	4,236,174	10,035,572
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$7,710,570	$(23,776,469)
Call options written	(1,709,545)	2,741,582

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4. Related Parties

The Manager, the Commodity Sub-advisor (as of December 31, 2011) and the Collateral Sub-advisor are considered to be related parties to the Fund.

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

Transactions in share repurchases were as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Shares repurchased	(9,800)	(38,000)

Weighted average price per share repurchased	$20.77	$19.68

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value:
Net asset value per share—beginning of period	$23.55	$28.02	$23.21	$26.74
Net investment income (loss)	(.09)	(.10)	(.18)	(.20)
Net realized and unrealized gain (loss)	(1.59)	(1.51)	(.73)	(.30)
Distributions	(.44)	(.44)	(.87)	(.87)

Net asset value per share—end of period	$21.43	$25.97	21.43	$25.97

Market Value:
Market value per share—beginning of period	$23.08	$27.26	$20.30	$25.80

Market value per share—end of period	$20.40	$26.25	$20.40	$26.25

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.67)%	(1.48)%	(1.61)%	(1.46)%

Expenses	1.78%	1.60%	1.72%	1.61%

Total Returns:(b)
Based on Net Asset Value	(7.17)%	(5.82)%	(4.10)%	.25%

Based on Market Value	(9.74)%	(2.15)%	4.55%	5.03%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005, and completed its initial public offering on September 30, 2010. The shares of the Fund trade on the NYSE MKT (formerly known as the NYSE Amex) under the ticker symbol “CFD.” The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, U.S. government securities, and other short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) when evaluating the performance of the commodity futures, forwards, and options positions (the commodity portfolio) in the Fund’s portfolio against the overall commodity market.

Results of Operations

The Quarter Ended June 30, 2012—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.40 on the close of business on June 29, 2012 (the last trading day of the period). This represents a decrease of 11.61% in share price (not including the effect of distributions) from the $23.08 price at which the shares of the Fund traded on the close of business on March 30, 2012 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the quarter were $23.57 (April 3, 2012) and $19.16 (June 1, 2012), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on July 2, 2012. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including distributions during the period, for the quarter ended June 30, 2012 was -9.74%. At June 29, 2012, the shares of the Fund traded at a 4.81% discount to the Fund’s net asset value of $21.43.

The Quarter Ended June 30, 2011—Fund Share Price

The Fund’s shares traded on the NYSE Amex (currently NYSE MKT) at a price of $26.25 on the close of business on June 30, 2011. This represented a decrease of 3.71% in share price (not including the effect of distributions) from the $27.26 price at which the shares of the Fund traded on the close of business on March 31, 2011. The high and low share prices for the quarter were $29.40 (April 29, 2011) and $24.55 (June 24, 2011), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on July 1, 2011. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including distributions, for the quarter ended June 30, 2011 was -2.15%. At June 30, 2011, the shares of the Fund traded at a 1.08% premium to the Fund’s net asset value of $25.97.

The Quarter Ended June 30, 2012—Net Assets of the Fund

The Fund’s net assets decreased from $217.1 million as of March 31, 2012, to $197.5 million as of June 30, 2012, a decrease of $19.6 million. The decrease in the Fund’s net assets was due to $20.6 million in net realized losses and $5.8 million in unrealized appreciation on the Fund’s commodity portfolio during the quarter, a net investment loss of $0.8 million, and $4.0 million of distributions declared to shareholders.

The Fund’s commodity and options portfolio fell approximately 6.8% during the quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, fell 4.6% during the quarter. Commodity markets had a volatile quarter with the gains generated in June overshadowed by losses in April and May. Commodity performance was driven by continued investor uncertainty over the global economic outlook spurred by the disappointing progress in the world economy and continued financial stress in Europe. Shocks to specific commodities because of extreme weather conditions throughout the United States and other parts of the world also factored into the volatility of commodity markets.

In aggregate, the Fund’s commodity portfolio underperformed the DJ-UBSCI by approximately 2.2% for the quarter, before considering the expenses of the Fund. The main causes of the underperformance were the Fund’s larger allocation to crude oil and its smaller allocations to the top performing agricultural group, as well as natural gas. Positive contributors included exposure to soybean meal (which is not held by the DJ-UBSCI), a smaller allocation to aluminum, zinc and nickel positions and lesser exposure to gold relative to the DJ-UBSCI.

During the second quarter of 2012, agriculture and livestock were the only two of the six principal commodity groups to post positive results for both the Fund and the DJ-UBSCI. Agricultural commodities in the DJ-UBSCI, particularly wheat, corn and soybeans, increased by more than 7.2% because of the hot weather and lower forecasts of expected crop yields. The Fund’s commodity portfolio captured most of this price appreciation with a gain of approximately 6.4% in this group. Correspondingly, the lower expected crop yields also raised the prices of livestock by almost 3% as feed is now more expensive. The Fund’s commodity portfolio outperformed with respect to natural gas, posting a gain of approximately 15.6% versus the DJ-UBSCI’s 13.9%. Record heat across much of the United States drove the positive returns. Despite the gains in natural gas, the energy group was down approximately 9% for the DJ-UBSCI and approximately 12% for the Fund for the quarter. The Fund underperformed within the energy group, primarily because of its overweight to crude oil, which performed poorly for both the Fund and the DJ-UBSCI, falling approximately 18% and 19%, respectively. Rounding out the three remaining principal commodity groups, foods and fibers, industrial metals, and precious metals declined approximately 11%, 9%, and 7%, respectively, within the Fund’s commodity portfolio.

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

During the quarter, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium, offsetting some of the losses experienced in the futures positions and without sacrificing any appreciation depending on the contract and time period, which benefited the Fund’s performance. For example, with respect to natural gas, out-of-the money options with high relative premiums helped the portfolio’s performance. Crude oil and heating oil options also earned premiums offsetting futures losses. However, among the agricultural commodity group, the options writing generally limited upside capture. This is illustrated by soybean meal prices, which rose approximately 11.7% in the month of April. The performance of the Fund’s soybean meal position was approximately 8.5% over the same period, reflecting the negative impact of forgone futures contract appreciation as the option contracts expired in-the-money. The premiums received on the soybean meal options contracts were less than the foregone upside of the futures positions. For the Fund’s commodity portfolio overall, the increased volatility drove higher premiums for option writing.

During the quarter ended June 30, 2012, the Fund’s collateral investments generated interest income of $57,392.

The net asset value per share on June 30, 2012, was $21.43. This represents a decrease of 9.00% in net asset value (not including the effect of distributions) from the $23.55 net asset value as of March 31, 2012. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on July 2, 2012. The remainder was paid during the quarter. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -7.17% for the quarter ended June 30, 2012.

The Fund generated a net loss of $15.6 million for the quarter ended June 30, 2012, resulting from interest income of $0.1 million, net expenses of $0.9 million, net realized losses of $20.6 million, and net unrealized appreciation of $5.8 million.

The Quarter Ended June 30, 2011—Net Assets of the Fund

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

The Fund’s commodity portfolio fell approximately 5.8% during the quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, fell 6.7% during the quarter. Commodity market performance was driven by growing concerns about the weakening global macroeconomic environment, specifically concerns about Europe’s continued sovereign debt troubles, slowing global economic growth, a possible double-dip recession in the United States, and continued unrest in the Middle East, which affected the supply and demand relationship of various commodities in which the Fund trades.

Given this environment, five of the six principal commodity groups in the DJ-UBSCI declined in the second quarter of 2011 with only precious metals, on the strength of gold, posting a positive result. The Fund’s commodity portfolio experienced a decrease in value among all six groups. The most significant declines were in agriculturals, livestock and energy, which experienced decreases of approximately 12%, 8%, and 7%, respectively. The Fund’s holdings in foods and fibers, industrial metals, and precious metals experienced decreases of approximately 3%, 3%, and 1%, respectively. Most of the individual commodities in which the Fund trades experienced a decrease in value, with the exception of sugar, cocoa, and gold, which experienced increases in value of approximately 9%, 6%, and 4%, respectively. When compared to its benchmark, the Fund outperformed the DJ-UBSCI by approximately 1.0% for the quarter, before considering the expenses of the Fund, due to the Fund’s commodity weighting differences and trading strategy. Five of the six commodity groups in which the Fund trades outperformed the benchmark, led by the portfolio’s investments in agriculturals which outperformed the DJ-UBSCI due mainly to the underweight in soybeans and in Chicago wheat, along with the inclusion of Kansas City wheat, which was not held in the DJ-UBSCI. The Fund’s investment in the energy group also outperformed the DJ-UBSCI, mostly due to the Fund’s smaller allocation to natural gas. The commodity portfolio’s sole underperforming group when compared to the DJ-UBSCI was precious metals.

The commodity call option component of the investment strategy used by the Commodity Sub-advisor was generally successful over the period as it served to limit volatility without sacrificing significant appreciation in the commodity futures contracts. The Commodity Sub-advisor utilizes a quantitatively driven strategy to set the call option strike prices it writes (sells) at various levels out-of-the money. Typically, the more out-of-the-money a written call option strike price is, the more upside potential remains, though this is balanced by less premium received for selling the options. During the quarter, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium without sacrificing any appreciation in the commodity futures contracts which benefited the Fund’s performance. In certain cases where the futures price appreciation was significant, such as silver, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. While silver futures prices rose approximately 28% during the month of April, the commodity portfolio’s futures and options performance in silver was approximately 17% over the same period, reflecting the impact of the forgone futures contract appreciation due to the option contracts being exercised. In total for the quarter, across all of the commodity and options holdings, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 1% before expenses while experiencing less volatility.

During the quarter ended June 30, 2011, the Fund’s collateral investments generated interest income of $73,513.

The net asset value per share as of June 30, 2011, was $25.97. This represented a decrease of 7.32% in net asset value (not including the effect of distributions) from the $28.02 net asset value as of March 31, 2011. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on July 1, 2011. The remainder was paid during the quarter. When these distributions were taken into account, the cumulative total return for the Fund on net asset value was -5.82% for the quarter ended June 30, 2011.

The Fund generated a net loss of $14.9 million for the quarter ended June 30, 2011, resulting from interest income of $0.1 million being offset by net expenses of $1.0 million, net realized losses of $4.1 million, and a change in net unrealized depreciation of $9.9 million.

The Six Months Ended June 30, 2012—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.40 on the close of business on June 29, 2012 (the last trading day of the period). This represents an increase of 0.49% in share price (not including the effect of distributions) from the $20.30 price at which the shares of the Fund traded on the close of business on December 30, 2011 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the six month period were $24.98 (March 22, 2012) and $19.16 (June 1, 2012), respectively. During the six month period, the Fund declared distributions totaling $0.870 per share to shareholders, of which $0.145 was paid on July 2, 2012. The remainder was paid during the six month period. The cumulative total return on market value for the Fund, including distributions, for the six month period ended June 30, 2012 was 4.55%. As of June 29, 2012, the shares of the Fund traded at a 4.81% discount to the Fund’s net asset value of $21.43.

The Six Months Ended June 30, 2011—Fund Share Price

The Fund’s shares traded on the NYSE Amex (currently NYSE MKT) at a price of $26.25 on the close of business on June 30, 2011. This represented an increase of 1.74% in share price (not including the effect of distributions) from the $25.80 price at which the shares of the Fund traded on the close of business on December 31, 2010. The high and low share prices for the six month period were $29.40 (April 29, 2011) and $24.55 (June 24, 2011), respectively. During the six month period, the Fund declared distributions totaling $0.870 per share to shareholders, of which $0.145 was paid on July 1, 2011. The remainder was paid during the period. The cumulative total return on market value for the Fund, including distributions, for the six month period ended June 30, 2011 was 5.03%. At June 30, 2011, the shares of the Fund traded at a 1.08% premium to the Fund’s net asset value of $25.97.

The Six Months Ended June 30, 2012—Net Assets of the Fund

The Fund’s net assets decreased from $214.2 million as of December 31, 2011, to $197.5 million as of June 30, 2012, a decrease of $16.7 million. The decrease in the Fund’s net assets was due to $12.7 million in net realized losses and $6.0 million in unrealized appreciation on the Fund’s commodity portfolio during the period, a net investment loss of $1.7 million, $8.1 million of distributions declared to shareholders and $0.2 million decrease in net assets due to share repurchases.

The Fund’s commodity portfolio fell approximately 3.2% during the six month period before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, decreased 3.7%. During January and February 2012 commodities markets generally rose, but from March through June commodities markets were hurt by increased investor uncertainty over the global economic outlook. Some short-term developments in 2012, such as extreme heat throughout the United States and other parts of the world, boosted prices, particularly in the agricultural group, while economic weakness in Europe and early signs of slowdowns in the emerging market economies hurt commodities prices broadly.

For the six month period, four of the six principal commodity groups in the DJ-UBSCI and the Fund’s commodity portfolio declined. Foods and fibers experienced a decrease of approximately 11% within the Fund. Within foods and fibers, cotton declined approximately 16% and was negatively impacted by concerns regarding a slowdown in China. A decline of approximately 15% in coffee also negatively impacted the foods and fibers group. Energy experienced a decrease of approximately 11% within the Fund, driven by decreases in both natural gas and crude oil. Rounding out the remaining underperformers for the Fund, industrial metals and livestock experienced a decrease of approximately 3% and 2%, respectively, during the period. Turning to the positive performing groups for the Fund, agriculturals, driven by soybean meal and soybeans, and precious metals, driven by gold, increased by approximately 13% and 1%, respectively.

For the six month period the Fund’s commodity portfolio outperformed the DJ-UBSCI benchmark in five of the six commodity groups. The commodity portfolio’s holdings in the energy group had the largest outperformance when compared to the DJ-UBSCI (returning approximately -11.4% vs. -14.5%, respectively), largely due to the Fund’s smaller allocation to natural gas. Within foods and fibers, the Fund benefited from exposure to coffee contracts traded in the London International Financial Futures Exchange. Additionally, the commodity portfolio’s positions in nickel, gold, and live cattle contributed to the Fund’s outperformance of the DJ-UBSCI in the industrial metals, precious metals, and livestock groups. Agriculture was the sole relative underperformer, driven by the Fund’s lower weights to soybeans, wheat, and corn. As inclement weather drove these commodity prices higher, the Fund’s lower exposures to these commodities was a negative during the period.

During the six month period, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium, offsetting some of the losses experienced in the futures positions, without sacrificing any appreciation depending on the contract and time period, which benefited the Fund’s performance. The option writing was most beneficial within the energy group where options premium helped cushion losses experienced in both crude oil and natural gas. In certain cases, such as soybean meal, where the futures price appreciation was significant, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. In total, across all of the commodity and options holdings, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 0.5% before considering the expenses of the Fund, while experiencing less volatility.

During the six month period ended June 30, 2012, the Fund’s collateral investments generated interest income of $123,178.

The net asset value per share as of June 30, 2012, was $21.43. This represents a decrease of 7.67% in net asset value (not including the effect of distributions) from the $23.21 net asset value as of December 31, 2011. The Fund declared distributions of $0.870 per share during the six month period, of which $0.145 was paid on July 2, 2012. The remainder was paid during the period. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -4.10% for the six months ended June 30, 2012.

The Fund generated a net loss of $8.4 million for the six month period ended June 30, 2012, resulting from interest income of $0.1 million, net expenses of $1.8 million, net realized losses of $12.7 million, and net unrealized appreciation of $6.0 million.

The Six Months Ended June 30, 2011—Net Assets of the Fund

The Fund’s net assets decreased from $247.8 million as of December 31, 2010, to $240.7 million as of June 30, 2011, a decrease of $7.1 million. The decrease in the Fund’s net assets was primarily due to the realization of $23.4 million of gains on the Fund’s commodity portfolio during the period, offset by an increase of $20.6 million in the change in net unrealized depreciation of the Fund’s commodity portfolio, a net investment loss of $1.8 million, and $8.1 million of distributions declared to shareholders.

The Fund’s commodity portfolio rose approximately 0.7% during the six month period before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, decreased 2.6%. After a first quarter where expectations of a global economic recovery and rising inflation pushed commodity prices higher, commodity market performance during the second quarter had been driven by growing concerns about the weakening global macroeconomic environment, specifically concerns about Europe’s continued sovereign debt troubles, slowing global economic growth, a possible double-dip recession in the United States, and continued unrest in the Middle East, which affected the supply and demand relationship of various commodities in which the Fund trades.

For the six month period, three of the six principal commodity groups in the DJ-UBSCI declined. Only energy, driven by increases in unleaded gas and heating oil, precious metals, driven by increases in silver and gold, and the foods and fibers, driven by increases in coffee, increased over the period. The Fund’s commodity portfolio experienced increases in value in foods and fibers, energy and precious metals of approximately 6%, 4%, and 4%, respectively. Agriculturals experienced a decrease of approximately 10% in value, driven in large part by a 25% decrease in the value of the Fund’s wheat holdings (the commodity portfolio’s wheat holdings outperformed the DJ-UBSCI wheat position by more than 7%). Livestock and industrial metals both experienced decreases of approximately 1% during the period. For the six month period, the Fund’s commodity portfolio outperformed the DJ-UBSCI benchmark in five of the six commodity groups, with precious metals being the sole underperformer driven by holdings in silver. The commodity portfolio’s holdings in the energy group had the largest outperformance when compared to the DJ-UBSCI (by approximately 2.2%), largely due to the Fund’s investments in brent crude, which was up approximately 19.5% for the year and was not held in the DJ-UBSCI. The commodity portfolio’s positions in natural gas, Chicago wheat, and soybeans also contributed to the Fund’s outperformance of the DJ-UBSCI.

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

The net asset value per share as of June 30, 2011, was $25.97. This represents a decrease of 2.88% in net asset value (not including the effect of distributions) from the $26.74 net asset value as of December 31, 2010. During the six month period, the Fund declared distributions totaling $0.870 per share to shareholders, of which $0.145 was paid on July 1, 2011. The remainder was paid during the period. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was 0.25% for the six month period ended June 30, 2011.

The Fund generated net income of $1.0 million for the six month period ended June 30, 2011, resulting from interest income of $0.2 million, offset by expenses of $2.0 million, net realized gain of $23.4 million, and a change in net unrealized depreciation of $20.6 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of June 30, 2012. Total returns based on net asset value and market value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period for total returns based on net asset value, and at the ending market price per share at the end of the period for total returns based on market value.

	Cumulative		Annualized
	1 Month	3 Month	1 Year	Since Inception
Market Value	4.34%	-9.74%	-15.97%	-4.24%
Net Asset Value	3.43%	-7.17%	-11.19%	0.81%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of June 30, 2012. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	18.32%	13.17%
	Heating Oil	4.70%	3.17%
	Natural Gas	5.87%	10.19%
	Unleaded Gas	3.28%	3.26%

		32.17%	29.79%

Industrial Metals	Aluminum	4.71%	5.62%
	Copper	10.04%	7.44%
	Nickel	1.62%	2.38%
	Zinc	1.40%	3.28%
	Lead	0.82%	0.00%

		18.59%	18.72%

Agriculturals	Corn	5.34%	6.74%
	Soybean	6.31%	8.75%
	Wheat	4.26%	6.22%
	Soybean Meal	1.57%	0.00%
	Soybean Oil	1.50%	3.62%

		18.98%	25.33%

Precious Metals	Gold	9.72%	10.06%
	Silver	3.28%	2.76%
	Platinum	0.77%	0.00%
	Palladium	0.41%	0.00%

		14.18%	12.82%

Foods and Fibers	Cotton	2.03%	1.54%
	Sugar	3.66%	3.51%
	Coffee	2.47%	2.05%
	Cocoa	0.61%	0.00%

		8.77%	7.10%

Livestock	Live Cattle	4.27%	3.77%
	Lean Hogs	2.11%	2.47%
	Feeder Cattle	0.93%	0.00%

		7.31%	6.24%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options does not require a significant outlay of capital. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in U.S. government securities and other short-term, high grade debt securities with any remaining cash balance on deposit with the custodian earning custody fee credits. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC) to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No.1 to Form S-1 with the SEC. The Fund has not yet determined the size or timing of any potential future offering. On December 21, 2011 the Fund announced the adoption of an open-market share repurchase program, whereby the Fund is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the six months ended June 30, 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•

Preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the application of appropriate accounting rules and guidance, as well as the use of estimates and assumptions. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

•

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2012. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of June 30, 2012, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2012	61	$97.8000	1,000	$5,965,800
	ICE Brent Crude Oil Futures Contract	Long	September 2012	47	97.8800	1,000	4,600,360
	ICE Brent Crude Oil Futures Contract	Long	November 2012	8	97.7900	1,000	782,320
	NYMEX Crude Oil Futures Contract	Long	August 2012	166	84.9600	1,000	14,103,360
	NYMEX Crude Oil Futures Contract	Long	September 2012	127	85.3700	1,000	10,841,990
	Heating Oil
	ICE Gas Oil Futures Contract	Long	August 2012	20	843.2500	100	1,686,500
	ICE Gas Oil Futures Contract	Long	September 2012	8	839.7500	100	671,800
	NYMEX Heating Oil Futures Contract	Long	August 2012	41	2.7099	42,000	4,666,448
	NYMEX Heating Oil Futures Contract	Long	September 2012	14	2.7116	42,000	1,594,421
	NYMEX Heating Oil Futures Contract	Long	November 2012	6	2.7210	42,000	685,692
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2012	205	2.8240	10,000	5,789,200
	NYMEX Natural Gas Futures Contract	Long	September 2012	119	2.8330	10,000	3,371,270
	NYMEX Natural Gas Futures Contract	Long	November 2012	80	3.0910	10,000	2,472,800
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2012	31	2.6318	42,000	3,426,604
	NYMEX Gasoline RBOB Futures Contract	Long	September 2012	23	2.5575	42,000	2,470,545
	NYMEX Gasoline RBOB Futures Contract	Long	November 2012	6	2.3647	42,000	595,904

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	August 2012	197	$1,895.0000	25	$9,332,875
	Copper
	CEC Copper Futures Contract	Long	September 2012	113	3.4965	25,000	9,877,613
	LME Copper Futures Contract	Long	August 2012	52	7,695.0000	25	10,003,500
	Nickel
	LME Nickel Futures Contract	Long	August 2012	32	16,712.0000	6	3,208,704
	LME Nickel Futures Contract	Long	September 2012	16	16,729.0000	6	1,605,984
	LME Nickel Futures Contract	Short	August 2012	(16)	16,712.0000	6	(1,604,352)
	Zinc
	LME Zinc Futures Contract	Long	July 2012	29	1,881.5000	25	1,364,088
	LME Zinc Futures Contract	Long	August 2012	30	1,882.0000	25	1,411,500
	LME Zinc Futures Contract	Long	September 2012	29	1,879.5000	25	1,362,637
	LME Zinc Futures Contract	Short	July 2012	(29)	1,881.5000	25	(1,364,088)
	Lead
	LME Lead Futures Contract	Long	July 2012	18	1,850.5000	25	832,725
	LME Lead Futures Contract	Long	August 2012	35	1,855.0000	25	1,623,125
	LME Lead Futures Contract	Short	July 2012	(18)	1,850.5000	25	(832,725)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	September 2012	337	6.2850	5,000	10,590,225
	Soybean
	CBOT Soybean Futures Contract	Long	November 2012	175	14.2775	5,000	12,492,812
	Wheat
	CBOT Wheat Futures Contract	Long	September 2012	113	7.5725	5,000	4,278,462
	KCBT Wheat Futures Contract	Long	September 2012	110	7.5600	5,000	4,158,000
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	August 2012	8	429.5000	100	343,600
	CBOT Soybean Meal Futures Contract	Long	December 2012	67	413.1000	100	2,767,770
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2012	93	0.5308	60,000	2,961,864

Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2012	120	1,604.2000	100	19,250,400
	Silver
	CEC Silver Futures Contract	Long	September 2012	47	27.6120	5,000	6,488,820
	Platinum
	NYMEX Platinum Futures Contract	Long	October 2012	21	1,452.4000	50	1,525,020
	Palladium
	NYMEX Palladium Futures Contract	Long	September 2012	14	584.5500	100	818,370

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2012	113	0.7133	50,000	4,030,145
	Sugar
	ICE Sugar Futures Contract	Long	October 2012	308	0.2101	112,000	7,247,610
	Coffee
	ICE Coffee C Futures Contract	Long	September 2012	55	1.7070	37,500	3,520,688
	LIFFE Coffee Robusta Futures Contract	Long	September 2012	64	2,134.0000	10	1,365,760
	Cocoa
	ICE Cocoa Futures Contract	Long	September 2012	53	2,291.0000	10	1,214,230

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2012	159	$1.2045	40,000	$7,660,620
	CME Live Cattle Futures Contract	Long	October 2012	16	1.2440	40,000	796,160
	Lean Hogs
	CME Lean Hog Futures Contract	Long	July 2012	55	0.9663	40,000	2,125,750
	CME Lean Hog Futures Contract	Long	August 2012	50	0.9478	40,000	1,895,500
	CME Lean Hog Futures Contract	Long	October 2012	5	0.8295	40,000	165,900
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2012	14	1.5145	50,000	1,060,150
	CME Feeder Cattle Futures Contract	Long	October 2012	10	1.5623	50,000	781,125

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2012	(58)	$108.5	$(5,220)
	NYMEX Crude Oil Futures Options	July 2012	(147)	91.0	(64,680)
	Heating Oil
	NYMEX Heating Oil Futures Options	July 2012	(41)	2.9	(27,724)
	Natural Gas
	NYMEX Natural Gas Futures Options	July 2012	(202)	2,950.0	(248,460)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2012	(30)	28,500.0	(14,994)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	August 2012	(98)	2,100.0	(3,920)
	Copper
	LME Copper Futures Options	August 2012	(52)	8,025.0	(119,730)
	Nickel
	LME Nickel Futures Options	August 2012	(16)	17,900.0	(16,825)
	Zinc
	LME Zinc Futures Options	August 2012	(29)	2,050.0	(7,852)
	Lead
	LME Lead Futures Options	August 2012	(18)	2,075.0	(3,789)

Agriculturals	Corn
	CBOT Corn Futures Options	August 2012	(169)	565.0	(648,538)
	Soybean
	CBOT Soybean Futures Options	October 2012	(87)	1,520.0	(245,231)
	Wheat
	CBOT Wheat Futures Options	August 2012	(56)	725.0	(165,200)
	KCBT Wheat Futures Options	August 2012	(55)	760.0	(103,125)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2012	(38)	450.0	(63,650)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2012	(47)	545.0	(65,565)

Precious Metals	Gold
	CEC Gold Futures Options	July 2012	(60)	1,740.0	(12,000)
	Silver
	CEC Silver Futures Options	August 2012	(24)	3,125.0	(41,040)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2012	(31)	740.0	(63,395)
	ICE Cotton Futures Options	November 2012	(26)	780.0	(35,750)
	Sugar
	ICE Sugar Futures Options	September 2012	(154)	212.5	(179,379)
	Coffee
	ICE Coffee C Futures Options	August 2012	(38)	172.5	(102,885)
	Cocoa
	ICE Cocoa Futures Options	August 2012	(26)	2,550.0	(6,500)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2012	(107)	128.0	(9,630)
	Lean Hogs
	CME Lean Hogs Futures Options	July 2012	(54)	93.0	(82,080)
	CME Lean Hogs Futures Options	July 2012	(1)	100.0	(70)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents and short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2012, the Fund held agency notes, agency discount notes, and U.S. Treasury bills worth $149,832,352 with a total par value of $149,860,000, and repurchase agreements worth $13,600,973.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC). These include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

The Fund is subject to various risks that could negatively affect the Fund as described in the Fund’s annual report on Form 10-K and the Fund’s quarterly reports on Form 10-Q. The following statements represent changes and/or additions to the risks previously disclosed in the Fund’s annual report and quarterly reports:

Recent Market Conditions. The financial crisis in the U.S. and global economies over the past several years, including the European sovereign debt crisis, has resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. Liquidity in some markets has decreased and credit has become scarcer worldwide. Recent regulatory changes, including the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, may cause lending activity within the financial services sector to be constrained for several years as Basel III rules phase in and rules and regulations are promulgated and interpreted under the Dodd-Frank Act. These market conditions may continue or deteriorate further and may add significantly to the risk of short-term volatility in the Fund. In response to the crisis, the U.S. and other governments and the Federal Reserve and certain foreign central banks have taken steps to support financial markets. Withdrawal of this support, failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding, could adversely impact the value and liquidity of certain securities and futures contracts. Because these events are widespread and largely unprecedented, it may be unusually difficult for the Fund to identify both risks and opportunities using past models of the interplay of market forces, or to predict the duration of these market conditions. The severity or duration of these conditions may also be affected by policy changes made by governments or quasi-governmental organizations. Changes in market conditions will not have the same impact on all types of securities and futures contracts.

In addition, since 2010, the risks of investing in certain foreign government debt have increased dramatically as a result of the ongoing European debt crisis, which began in Greece and has spread throughout various other European countries. These debt crises and the ongoing efforts of governments around the world to address these debt crises have also resulted in increased volatility and uncertainty in the global financial markets and it is impossible to predict the effects of these or similar events in the future on the Fund, though it is possible that these or similar events could have a significant adverse impact on the value and risk of investments held by the Fund.

In the United States, on August 5, 2011, Standard & Poor’s Financial Services, LLC, a subsidiary of The McGraw-Hill Companies, Inc. (“S&P”), lowered its long-term sovereign credit rating on the U.S. federal government debt to “AA+” from “AAA.” The downgrade by S&P has increased volatility in financial markets, and could result in higher interest rates and higher Treasury yields and increase the costs of capital and financing. In addition, global economies and financial markets are becoming increasingly interconnected, which increases the possibilities that conditions in one country or region might adversely impact issuers in a different country or region.

Possible constructive termination. The Fund will be considered to have terminated for tax purposes if there is a sale or exchange of 50% or more of the total Fund shares within a 12-month period. A constructive termination results in the closing of the Fund’s taxable year for the Fund for all holders of shares. Among other things, constructive termination could result in the imposition of substantial penalties on the Fund if the Fund were unable to determine that the termination had occurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2012.

c) On December 21, 2011 the Fund announced the adoption of an open-market share repurchase program whereby the Fund is authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions. Share repurchases during the fiscal year to date period ended June 30, 2012 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/12 to 1/31/12	9,800	$20.77	Approximately 872,200
2/1/12 to 2/29/12	—	$—	Approximately 872,200
3/1/12 to 3/31/12	—	$—	Approximately 872,200
4/1/12 to 4/30/12	—	$—	Approximately 872,200
5/1/12 to 5/31/12	—	$—	Approximately 872,200
6/1/12 to 6/30/12	—	$—	Approximately 872,200

A total of 47,800 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

As described in the Fund’s Form 8-K filed with the SEC on June 19, 2012, the Fund experienced a constructive termination under federal tax law during the calendar year 2011. The Fund recently received relief from the Internal Revenue Service in the form of an “extraordinary extension” with respect to the constructive termination issue, which will permit the Fund to file its federal tax returns on September 17, 2012 and avoid any late filing penalties.

Item 6.	Exhibits

4.1	Second Amended and Restated Trust Agreement of the Fund.[1]

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed on March 30, 2012 as an exhibit to Registrant’s Form 8-K dated March 30, 2012 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 8, 2012.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) August 8, 2012

/s/ Stephen D. Foy
Chief Financial Officer

(Principal Financial and Accounting Officer) August 8, 2012