Form 10-Q/A
period 2012-06-30
Nuveen Diversified Commodity Fund
filed 2012-09-04
CIK 1345801

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2012, is filed solely to furnish Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6. Exhibits

4.1	Amended and Restated Trust Agreement of the Fund. [1]

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [2]

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [2]

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [2]

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [2]

101.INS XBRL Instance Document. [3]

101.SCH XBRL Taxonomy Extension Schema Document. [3]

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document. [3]

101.LAB XBRL Taxonomy Extension Label Linkbase Document. [3]

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. [3]

101.DEF XBRL Taxonomy Extension Definition Linkbase Document. [3]

[1]	Filed on March 30, 2012 as an exhibit to Registrant’s Form 8-K dated March 30, 2012 and incorporated by reference herein.
[2]	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 8, 2012.
[3]	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Nuveen Diversified Commodity Fund

By: Nuveen Commodities Asset Management, LLC,

its Manager

Date: September 4, 2012

/s/ William Adams IV
William Adams IV
President
(Principal Executive Officer)

Date: September 4, 2012

/s/ Stephen D. Foy
Stephen D. Foy
Chief Financial Officer
(Principal Financial and Accounting Officer)