Form 10-Q
period 2012-09-30
Nuveen Diversified Commodity Fund
filed 2012-11-08
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, the registrant had 9,219,240 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Statements of Financial Condition at September 30, 2012 and December 31, 2011	3

	Schedule of Investments at September 30, 2012	4

	Statements of Operations for the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011	11

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2012 and the year ended December 31, 2011	12

	Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011	13

	Notes to Financial Statements	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signatures		45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Short-term investments, at value (cost $178,024,839 and $175,594,508, respectively)	$178,049,696	$175,626,953
Deposits with brokers	29,621,008	44,193,777
Interest receivable	—	561,049
Unrealized appreciation on futures contracts, net	7,321,862	—
Other assets	112,296	200,745

Total assets	215,104,862	220,582,524

LIABILITIES
Call options written, at value (premiums received $1,549,959 and $1,428,047, respectively)	2,403,772	551,457
Unrealized depreciation on futures contracts, net	—	4,921,830
Payable for:
Distributions	1,336,790	—
Shares repurchased	—	315,845
Accrued expenses:
Management fees	216,137	229,634
Other	429,505	383,629

Total liabilities	4,386,204	6,402,395

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,219,240 shares issued and outstanding at September 30, 2012 and 9,229,040 shares issued and outstanding at December 31, 2011	219,835,071	220,038,837
Accumulated undistributed earnings (deficit)	(9,116,413)	(5,858,708)

Total shareholders’ capital (Net assets)	210,718,658	214,180,129

Total liabilities and shareholders’ capital	$215,104,862	$220,582,524

Net assets	$210,718,658	$214,180,129

Shares outstanding	9,219,240	9,229,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$22.86	$23.21

Market value per share outstanding	$22.02	$20.30

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

September 30, 2012

(Unaudited)

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 25,000	Federal Home Loan Mortgage Corporation	0.000%	5/31/13	Aaa	$24,978,175
19,000	Federal Home Loan Mortgage Corporation	0.000%	7/26/13	Aaa	18,977,998
20,000	Federal National Mortgage Association	0.000%	11/30/12	Aaa	19,999,000
20,000	Federal National Mortgage Association	0.000%	6/28/13	Aaa	19,980,520
25,000	U.S. Treasury Bills	0.000%	11/15/12	Aaa	24,997,725
10,000	U.S. Treasury Bills	0.000%	12/20/12	Aaa	9,998,170
10,000	U.S. Treasury Bills	0.000%	2/07/13	Aaa	9,996,330
15,000	U.S. Treasury Bills	0.000%	5/30/13	Aaa	14,984,955
17,000	U.S. Treasury Bills	0.000%	6/27/13	Aaa	16,980,654
15,000	U.S. Treasury Bills	0.000%	7/25/13	Aaa	14,980,845

176,000	Total U.S. Government And Agency Obligations (cost $175,849,515)				175,874,372

	Repurchase Agreements
2,175	Repurchase Agreement with State Street Bank, dated 9/28/12, repurchase price $2,175,326, collateralized by $2,215,000 U.S. Treasury Notes, 0.375%, due 4/15/15, value $2,223,266	0.010%	10/01/12	N/A	2,175,324

	Total Repurchase Agreements (cost $2,175,324)				2,175,324

	Total Short-Term Investments (cost $178,024,839)				$178,049,696

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2012	57	$6,406,230	$(110,580)
	ICE Brent Crude Oil Futures Contract	Long	January 2013	56	6,212,080	(202,740)
	NYMEX Crude Oil Futures Contract	Long	November 2012	191	17,608,290	(1,219,292)
	NYMEX Crude Oil Futures Contract	Long	January 2013	85	7,905,000	(478,960)

	Total Crude Oil					(2,011,572)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	November 2012	27	2,631,150	(61,525)
	NYMEX Heating Oil Futures Contract	Long	November 2012	45	5,970,888	169,342
	NYMEX Heating Oil Futures Contract	Long	January 2013	15	1,969,065	(12,125)

	Total Heating Oil					95,692

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2012	227	7,536,400	513,319
	NYMEX Natural Gas Futures Contract	Long	January 2013	123	4,633,410	488,580

	Total Natural Gas					1,001,899

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Energy (continued)	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2012	46	$5,641,633	$432,558
	NYMEX Gasoline RBOB Futures Contract	Long	January 2013	18	2,065,543	(29,215)

	Total Unleaded Gas					403,343

	Total Energy					(510,638)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2012	95	4,961,969	398,406
	LME Primary Aluminum Futures Contract	Long	November 2012	95	4,997,594	464,375
	LME Primary Aluminum Futures Contract	Long	January 2013	45	2,382,750	(87,188)
	LME Primary Aluminum Futures Contract	Short	November 2012	(45)	(2,367,281)	89,156

	Total Aluminum					864,749

	Copper
	CEC Copper Futures Contract	Long	December 2012	72	6,764,400	619,025
	CEC Copper Futures Contract	Long	March 2013	37	3,483,550	101,075
	LME Copper Futures Contract	Long	October 2012	50	10,266,250	745,000

	Total Copper					1,465,100

	Nickel
	LME Nickel Futures Contract	Long	October 2012	30	3,319,020	462,240
	LME Nickel Futures Contract	Long	January 2013	16	1,776,000	161,550
	LME Nickel Futures Contract	Short	October 2012	(15)	(1,659,510)	(161,010)

	Total Nickel					462,780

	Zinc
	LME Zinc Futures Contract	Long	October 2012	57	2,951,887	295,688
	LME Zinc Futures Contract	Short	October 2012	(1)	(51,788)	—

	Total Zinc					295,688

	Lead
	LME Lead Futures Contract	Long	October 2012	33	1,877,494	278,250

	Total Industrial Metals					3,366,567

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	December 2012	285	10,776,563	(1,009,787)
	CBOT Corn Futures Contract	Long	March 2013	38	1,443,050	(16,188)

	Total Corn					(1,025,975)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Agriculturals (continued)	Soybean
	CBOT Soybean Futures Contract	Long	November 2012	117	$9,365,850	$1,258,072
	CBOT Soybean Futures Contract	Long	January 2013	28	2,243,850	119,625
	CBOT Soybean Futures Contract	Long	March 2013	27	2,111,737	53,950

	Total Soybean					1,431,647

	Wheat
	CBOT Wheat Futures Contract	Long	December 2012	78	3,519,750	44,800
	CBOT Wheat Futures Contract	Long	March 2013	15	684,188	2,925
	KCBT Wheat Futures Contract	Long	December 2012	91	4,220,125	134,307

	Total Wheat					182,032

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2012	65	3,164,850	509,229

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2012	85	2,685,660	143,795
	CBOT Soybean Oil Futures Contract	Long	March 2013	6	192,312	(12,546)

	Total Soybean Oil					131,249

	Total Agriculturals					1,228,182

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2012	130	23,060,700	2,386,350

	Silver
	CEC Silver Futures Contract	Long	December 2012	47	8,125,595	843,415

	Platinum
	NYMEX Platinum Futures Contract	Long	January 2013	20	1,669,300	15,010

	Palladium
	NYMEX Palladium Futures Contract	Long	December 2012	13	833,040	71,925

	Total Precious Metals					3,316,700

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2012	81	2,861,325	(14,199)
	ICE Cotton Futures Contract	Long	March 2013	26	931,840	(43,605)

	Total Cotton					(57,804)

	Sugar
	ICE Sugar Futures Contract	Long	March 2013	288	6,586,675	(76,036)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value	Unrealized Appreciation (Depreciation)
Foods and Fibers (continued)	Coffee
	ICE Coffee C Futures Contract	Long	December 2012	52	$3,383,250	$123,582
	LIFFE Coffee Robusta Futures Contract	Long	November 2012	63	1,374,660	71,910

	Total Coffee					195,492

	Cocoa
	ICE Cocoa Futures Contract	Long	December 2012	47	1,182,520	38,182

	Total Foods and Fibers					99,834

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	December 2012	160	7,980,800	(121,270)

	Lean Hogs
	CME Lean Hog Futures Contract	Long	December 2012	116	3,422,000	(25,690)
	CME Lean Hog Futures Contract	Long	February 2013	7	224,700	1,540

	Total Lean Hogs					(24,150)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2012	24	1,732,200	(33,363)

	Total Livestock					(178,783)

	Total Futures Contracts outstanding					$7,321,862

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil

	ICE Brent Crude Oil Futures Options	November 2012	(57)	$124.5	$(5,700)

	NYMEX Crude Oil Futures Options	October 2012	(138)	107.0	(15,180)

	Total Crude Oil				(20,880)

	Heating Oil

	NYMEX Heating Oil Futures Options	October 2012	(40)	3.4	(29,568)

	Natural Gas

	NYMEX Natural Gas Futures Options	October 2012	(175)	3,200.0	(379,750)

	Unleaded Gas

	NYMEX Gasoline RBOB Futures Options	October 2012	(32)	31,200.0	(49,459)

	Total Energy				(479,657)

Industrial Metals	Aluminum

	LME Primary Aluminum Futures Options(3)	October 2012	(95)	2,000.0	(214,819)

	Copper

	LME Copper Futures Options(3)	October 2012	(50)	8,300.0	(53,525)

	Nickel

	LME Nickel Futures Options(3)	October 2012	(15)	17,000.0	(129,660)

	Zinc

	LME Zinc Futures Options(3)	October 2012	(28)	1,950.0	(85,484)

	Lead

	LME Lead Futures Options(3)	October 2012	(17)	2,125.0	(64,341)

	Total Industrial Metals				(547,829)

Agriculturals	Corn

	CBOT Corn Futures Options	November 2012	(162)	940.0	(24,300)

	Soybean

	CBOT Soybean Futures Options	October 2012	(84)	1,520.0	(399,525)

	CBOT Soybean Futures Options	October 2012	(2)	1,780.0	(738)

	Total Soybean				(400,263)

	Wheat

	CBOT Wheat Futures Options	November 2012	(46)	1,050.0	(23,575)

	KCBT Wheat Futures Options	November 2012	(46)	1,050.0	(30,187)

	Total Wheat				(53,762)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012

(Unaudited)

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals (continued)	Soybean Meal

	CBOT Soybean Meal Futures Options	November 2012	(33)	$450.0	$(140,580)

	Soybean Oil

	CBOT Soybean Oil Futures Options	November 2012	(46)	545.0	(26,634)

	Total Agriculturals				(645,539)

Precious Metals	Gold

	CEC Gold Futures Options	November 2012	(65)	1,760.0	(343,200)

	Silver

	CEC Silver Futures Options	November 2012	(23)	3,525.0	(146,740)

	Total Precious Metals				(489,940)

Foods and Fibers	Cotton

	ICE Cotton Futures Options	November 2012	(31)	740.0	(18,445)

	ICE Cotton Futures Options	November 2012	(23)	780.0	(4,945)

	Total Cotton				(23,390)

	Sugar

	ICE Sugar Futures Options	February 2013	(144)	222.5	(111,283)

	Coffee

	ICE Coffee C Futures Options	November 2012	(37)	182.5	(57,304)

	Cocoa

	ICE Cocoa Futures Options	November 2012	(23)	2,600.0	(13,110)

	Total Foods and Fibers				(205,087)

Livestock	Live Cattle

	CME Live Cattle Futures Options	December 2012	(98)	131.0	(19,600)

	Lean Hogs

	CME Lean Hogs Futures Options	December 2012	(62)	81.0	(16,120)

	Total Livestock				(35,720)

	Total Call Options Written outstanding (premiums received $1,549,959)		(1,572)		$(2,403,772)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012

(Unaudited)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investor Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	For fair value measurement disclosure purposes, these Call Options Written are categorized as Level 2. See Notes to Financial Statements, Footnote 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest	$60,753	$60,406	$183,931	$244,262

Total Investment Income	60,753	60,406	183,931	244,262

Expenses:
Management fees	648,984	756,870	1,968,995	2,316,276
Brokerage commissions	32,317	32,331	116,255	117,607
Custodian’s fees and expenses	26,476	29,729	85,521	65,171
Offering costs	108,554	—	108,554	—
Trustees’ fees and expenses	30,500	31,334	86,861	91,959
Professional fees	169,176	172,616	387,079	310,811
Shareholder reporting expense	42,709	10,794	113,797	121,099
Other expenses	6,451	1,454	17,794	20,701

Total expenses	1,065,167	1,035,128	2,884,856	3,043,624

Net investment income (loss)	(1,004,414)	(974,722)	(2,700,925)	(2,799,362)

Net realized gain (loss) from:
Short-term investments	140	10,912	(512)	21,811
Futures contracts	12,753,981	(4,910,124)	(4,185,595)	13,120,358
Call options written	918,562	1,508,609	5,154,736	6,866,119
Change in net unrealized appreciation (depreciation) of:
Short-term investments	20,588	13,013	(7,588)	5,427
Futures contracts	4,533,122	(20,252,466)	12,243,692	(43,208,750)
Call options written	(20,858)	693,216	(1,730,403)	3,057,295

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	18,205,535	(22,936,840)	11,474,330	(20,137,740)

Net income (loss)	$17,201,121	$(23,911,562)	$8,773,405	$(22,937,102)

Net income (loss) per weighted-average share	$1.87	$(2.58)	$0.95	$(2.48)
Weighted-average shares outstanding	9,219,240	9,267,040	9,219,472	9,267,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

(Unaudited)

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Shareholders’ capital—beginning of period	$214,180,129	$247,757,748
Repurchase of shares	(203,766)	(748,433)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,700,925)	(3,612,955)
Net realized gain (loss) from:
Short-term investments	(512)	21,761
Futures contracts	(4,185,595)	(2,120,418)
Call options written	5,154,736	10,035,572
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(7,588)	4,506
Futures contracts	12,243,692	(23,776,469)
Call options written	(1,730,403)	2,741,582

Net income (loss)	8,773,405	(16,706,421)

Distributions to shareholders	(12,031,110)	(16,122,765)

Shareholders’ capital—end of period	$210,718,658	$214,180,129

Shares—beginning of period	9,229,040	9,267,040
Issuance of shares	—	—
Repurchase of shares	(9,800)	(38,000)

Shares—end of period	9,219,240	9,229,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$8,773,405	$(22,937,102)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,133,582,615)	(1,758,367,206)
Proceeds from sales and maturities of short-term investments	1,130,385,341	1,772,511,338
Premiums paid for call options written	(1,373,715)	(850,717)
Premiums received for call options written	6,650,363	7,750,883
Amortization (Accretion)	766,431	1,285,249
(Increase) Decrease in:
Deposits with brokers	14,572,769	(20,912,080)
Interest receivable	561,049	(859,094)
Other assets	88,449	(98,332)
Increase (Decrease) in:
Accrued management fees	(13,497)	(12,995)
Accrued other expenses	45,876	(18,290)
Net realized (gain) loss from:
Short-term investments	512	(21,811)
Call options written	(5,154,736)	(6,866,119)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	7,588	(5,427)
Futures contracts	(12,243,692)	43,208,750
Call options written	1,730,403	(3,057,295)

Net cash provided by (used in) operating activities	11,213,931	10,749,752

Cash flows from financing activities:
Cash paid for shares repurchased	(519,611)	—
Cash distributions to shareholders	(10,694,320)	(10,749,768)

Net cash provided by (used in) financing activities	(11,213,931)	(10,749,768)

Net increase (decrease) in cash	—	(16)
Cash—beginning of period	—	16

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1. Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen”), is a Delaware limited liability company registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund commenced operations on September 27, 2010, with its initial public offering. The Fund operates pursuant to a Second Amended and Restated Trust Agreement dated as of March 30, 2012 (“Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE MKT (formerly known as NYSE Amex) under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended, and is not subject to regulation thereunder.

The Manager has selected Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-advisor”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser. On December 31, 2011, Nuveen completed its acquisition of a 60% stake in Gresham LLC. As part of the acquisition, Gresham LLC’s management and investment teams will maintain a significant minority ownership stake in the firm, and will continue to operate independently while leveraging the strengths of Nuveen’s shared resources.

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

September 30, 2012

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon entering into a futures contract, the Fund is required to deposit with the broker an amount of cash or liquid securities equal to a specified dollar amount per contract. This is known as the “initial margin.” Cash held by the broker to cover initial margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition. During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss by “marking-to-market” on a daily basis to reflect the changes in market value of the contract, which are recognized as a component of “Unrealized appreciation or depreciation on futures contracts, net” on the Statements of Financial Condition and “Change in net unrealized appreciation (depreciation) of futures contracts” on the Statements of Operations. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as a component of “Net realized gain (loss) from futures contracts” on the Statements of Operations.

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

September 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The average number of futures contracts outstanding during the nine months ended September 30, 2012 and the fiscal year ended December 31, 2011, was 3,517 and 3,636, respectively.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2012 and the fiscal year ended December 31, 2011, the Fund wrote call options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase options on futures or forward contracts during the nine months ended September 30, 2012 or the fiscal year ended December 31, 2011.

Transactions in call options written were as follows:

	Nine Months Ended September 30, 2012		Year Ended December 31, 2011
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,657	$1,428,047	1,813	$1,629,313
Options written	10,176	6,650,363	13,702	10,798,390
Options terminated in closing purchase transactions	(6,359)	(3,774,682)	(9,895)	(8,022,605)
Options expired and exercised	(3,902)	(2,753,769)	(3,963)	(2,977,051)

Outstanding, end of the period	1,572	$1,549,959	1,657	$1,428,047

The average number of outstanding call option contracts written during the nine months ended September 30, 2012 and the fiscal year ended December 31, 2011, was 1,650 and 1,712, respectively.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on options activity.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

The Fund will enter into forward contracts only with large, well-capitalized and well-established financial institutions. The creditworthiness of each of the firms which is a party to a forward contract is monitored by the Manager. The Fund did not enter into any forward contracts during the nine months ended September 30, 2012 or the fiscal year ended December 31, 2011.

Collateral Investments

Currently, in the normal course of business, approximately 15% of the Fund’s assets are committed to secure the Fund’s futures and forward contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in cash equivalents and high-quality short-term debt securities.

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

September 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Investment Valuation

Commodity futures and forward contracts and options on commodity futures and forward contracts traded on an exchange will be valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. OTC commodity futures and forward contracts and options on commodity futures and forward contracts not traded on an exchange will be valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager will determine a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

Prices of fixed-income securities, including, but not limited to, highly rated zero coupon fixed-income securities and U.S. Treasury bills, issued with maturities of one year or less, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. The pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, evaluations of anticipated cash flows or collateral, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

Level 1—Inputs are unadjusted and prices are determined by quoted prices in active markets for identical securities.

Level 2—Prices are determined using other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.).

Level 3—Prices are determined using significant unobservable inputs (including management’s assumptions in determining the fair value of investments).

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$175,874,372	$—	$175,874,372
Repurchase Agreements	—	2,175,324	—	2,175,324
Derivatives:
Futures Contracts*	7,321,862	—	—	7,321,862
Call Options Written**	(1,855,943)	(547,829)	—	(2,403,772)

Total	$5,465,919	$177,501,867	$—	$182,967,786

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$174,425,536	$—	$174,425,536
Repurchase Agreements	—	1,201,417	—	1,201,417
Derivatives:
Futures Contracts*	(4,921,830)	—	—	(4,921,830)
Call Options Written**	(548,427)	(3,030)	—	(551,457)

Total	$(5,470,257)	$175,623,923	$—	$170,153,666

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.
**	Refer to the Schedule of Investments for breakdown of Call Options Written classified as Level 2.

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

September 30, 2012

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

Offering Costs

During April 2011, the Fund filed a Registration Statement on Form S-1 with the SEC to register additional shares of the Fund for future issuance. Costs incurred by the Fund in connection with a future offering were recorded as a deferred charge, which are recognized as a component of “Other assets” on the Statements of Financial Condition. Due to market conditions the offering has not taken place. During September 2012, the Manager concluded that some of the costs incurred by the Fund should be expensed since they would not benefit the Fund in a future offering. These costs are recognized as “Offering costs” on the Statements of Operations.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2012 and December 31, 2011, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

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

September 30, 2012

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

		Nine Months Ended September 30, 2012 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	$11,037,181	—	$—
Commodity	Futures Contracts	Unrealized appreciation on futures contracts, net*	(3,715,319)	—	—
Commodity	Options	—	—	Call options written, at value	(2,403,772)
Total			$7,321,862		$(2,403,772)

		Year Ended December 31, 2011 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	—	$—	Unrealized depreciation on futures contracts, net*	$(7,771,315)
Commodity	Futures Contracts	—	—	Unrealized depreciation on futures contracts, net*	2,849,485
Commodity	Options	—	—	Call options written, at value	(551,457)
Total			$—		$(5,473,287)
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the “Deposits with brokers” or the “Unrealized appreciation (depreciation) on futures contracts, net” as presented on the Statements of Financial Condition.

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Net realized gain (loss) from:
Futures contracts Call options written	$(4,185,595 5,154,736)	$(2,120,418 10,035,572)
Change in net unrealized appreciation (depreciation) of:
Futures contracts Call options written	$12,243,692 (1,730,403)	$(23,776,469 2,741,582)

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

Transactions in share repurchases were as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Shares repurchased	(9,800)	(38,000)

Weighted average price per share repurchased	$20.77	$19.68

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value:
Net asset value per share—beginning of period	$21.43	$25.97	$23.21	$26.74
Net investment income (loss)	(.11)	(.10)	(.29)	(.30)
Net realized and unrealized gain (loss)	1.98	(2.47)	1.25	(2.17)
Distributions	(.44)	(.44)	(1.31)	(1.31)

Net asset value per share—end of period	$22.86	$22.96	22.86	$22.96

Market Value:
Market value per share—beginning of period	$20.40	$26.25	$20.30	$25.80

Market value per share—end of period	$22.02	$20.52	$22.02	$20.52

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.93)%	(1.61)%	(1.71)%	(1.51)%

Expenses	2.05%	1.71%	1.83%	1.64%

Total Returns:(b)
Based on Net Asset Value	8.74%	(10.05)%	4.29%	(9.83)%

Based on Market Value	10.12%	(20.39)%	15.13%	(16.39)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

7. Subsequent Events

On October 5, 2012, the fund withdrew its Registration Statement on Form S-1 with the SEC to register additional shares of the Fund for future issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to Nuveen Commodities Asset Management, LLC (“NCAM” or the “Manager”), Gresham Investment Management LLC and its Near Term Active division (such division referred to herein as “Gresham” or the “Commodity Sub-advisor”) and Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”) and are subject to a number of risks, uncertainties and other factors, both known and unknown, that could cause the actual results, performance, prospects or opportunities of the Nuveen Diversified Commodity Fund (the “Fund”) to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Results of Operations

The Quarter Ended September 30, 2012—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $22.02 on the close of business on September 28, 2012 (the last trading day of the period). This represents an increase of 7.94% in share price (not including an assumed reinvestment of distributions) from the $20.40 price at which the shares of the Fund traded on the close of business on June 29, 2012 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the quarter were $23.25 (September 24, 2012) and $20.20 (July 2, 2012), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on October 1, 2012. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including the assumed reinvestment of distributions during the period, for the quarter ended September 30, 2012 was 10.12%. At September 28, 2012, the shares of the Fund traded at a 3.67% discount to the Fund’s net asset value of $22.86.

The Quarter Ended September 30, 2011—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.52 on the close of business on September 30, 2011. This represented a decrease of 21.83% in share price (not including an assumed reinvestment of distributions) from the $26.25 price at which the shares of the Fund traded on the close of business on June 30, 2011. The high and low share prices for the quarter were $27.39 (July 7, 2011) and $20.41 (September 30, 2011), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on October 3, 2011. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including the assumed reinvestment of distributions during the period, for the quarter ended September 30, 2011 was -20.39%. At September 30, 2011, the shares of the Fund traded at a 10.63% discount to the Fund’s net asset value of $22.96.

The Quarter Ended September 30, 2012—Net Assets of the Fund

The Fund’s net assets increased from $197.5 million as of June 30, 2012, to $210.7 million as of September 30, 2012, an increase of $13.2 million. The increase in the Fund’s net assets was due to $13.7 million in net realized gains and $4.5 million in unrealized appreciation on the Fund’s commodity portfolio during the quarter, a net investment loss of $1.0 million, and $4.0 million of distributions declared to shareholders.

The Fund’s commodity and options portfolio gained approximately 9.0% during the quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, rose 9.7% during the quarter. The index rose during each month of the quarter, with the bulk of gains recorded in July. Commodity performance continued to be driven by investor uncertainty over the global economic outlook, although anticipation of a third round of quantitative easing by the U.S. Federal Reserve and apparent progress on solving the European debt crisis lifted some commodity markets at the end of the quarter. The effects of the severe drought across the United States also impacted a number of commodity markets, primarily agriculturals, livestock and natural gas.

In aggregate, the Fund’s commodity portfolio underperformed the DJ-UBSCI by approximately 0.7% for the quarter, before considering the expenses of the Fund. With respect to the different commodities groups, the Fund’s commodity portfolio outperformed the DJ-UBSCI for the quarter in energy, industrial metals, livestock, and foods and fibers, and underperformed the DJ-UBSCI in agriculturals and precious metals.

Agricultural commodities were generally strong for the third quarter, as the continuing severe drought reduced expected crop production and yields, thus tightening supplies. Grains prices made large gains in July and August, but moderated in September. Corn, soybeans and wheat gained 19%, 12% and 17%, respectively, within the DJ-UBSCI. For the agricultural group, the Fund returned approximately 7.1%, versus 13.7% for the DJ-UBSCI. Within the agricultural commodity group, the Fund’s options writing hindered the Fund’s performance when compared to the DJ-UBSCI.

Energy commodities also showed strength in the third quarter, up 12% as a group in the DJ-UBSCI. Crude oil and refined products gained from concerns over several potential threats to near-term supplies including political tensions in the Middle East, production shortfalls in the North Sea, and refinery outages in the United States from hurricanes and accidents. Natural gas gained in the quarter, benefiting from the hot summer weather and the consequent strong demand for gas to produce electricity for air conditioning. The Fund held larger portfolio allocations than the DJ-UBSCI to all energy commodities except natural gas. For the energy group, the Fund portfolio returned approximately 12.8%, versus 11.9% for the DJ-UBSCI.

Industrial metals experienced large gains during the quarter: aluminum rose 9%, copper rose 7%, and nickel and zinc each gained 10% in the DJ-UBSCI. Although weak performers earlier in the year, industrial metals rose on expectations of an improved global economy resulting from monetary easing by the Federal Reserve. The Fund’s portfolio weighting in industrial metals is slightly lower than that of the DJ-UBSCI, but the Fund was able to retain premiums on options positions and therefore outperformed for the third quarter. For the industrial metals group, the Fund portfolio returned approximately 9.6%, versus 8.6% for the DJ-UBSCI.

Livestock commodities were volatile during the third quarter. They rose early in the period with grain prices, as the market expected ranchers to pass along the increased costs. Later in the quarter, however, because of higher feeding costs, farmers began to bring livestock to market early, increasing short-term supplies and sending prices lower. Lean hogs were down 11% in the quarter, and live cattle prices were lower by approximately 3% in the DJ-UBSCI. For the overall livestock group, the Fund portfolio lost approximately 3.9%, compared to a loss of 5.8% for the DJ-UBSCI.

The precious metals group in the DJ-UBSCI gained 13.4% in the third quarter, primarily driven by a gain of almost 25% in silver and a gain in gold of slightly more than 10%. Prices rose in anticipation of monetary easing by the U.S. Federal Reserve. For the precious metals group, the Fund portfolio returned approximately 13.3%, versus 13.4% for the DJ-UBSCI.

Foods and fibers were off for the quarter by 3% in the DJ-UBSCI, primarily on a 6% drop in sugar, which weakened on forecasts that the sugar cane crop in Brazil would be larger than expected due to a favorable turn in the weather. Due to portfolio weights in coffee and cocoa contracts traded in the London International Financial Futures Exchange (“LIFFE”), which are not part of the DJ-UBSCI, the Fund outperformed the DJ-UBSCI in foods and fibers for the third quarter. For the food and fibers group, the Fund’s portfolio lost approximately 0.2%, versus a loss of 3.3% for the DJ-UBSCI.

The commodity call option component of the portfolio had mixed results over the period. Even though the Fund lost some of the upside on positions that were called, it served to limit the volatility of the overall portfolio. The Commodity Sub-advisor utilizes a quantitatively-driven strategy to set the call option strike prices it writes (sells) at various levels out of the money. Typically, when a call option’s strike price is further out of the money, a greater upside potential remains, although this benefit can be offset by a smaller premium for selling the options.

During the quarter, a portion of the commodity portfolio’s options expired without being exercised, which benefited the Fund’s performance. This allowed the Fund to earn the call option premium, offsetting some of the losses experienced in the futures positions, and in some cases, depending on the contract and time period, without sacrificing any appreciation. For example, with respect to crude oil (WTI), out-of-the-money options with high relative premiums helped the portfolio’s performance. Heating oil and copper options also earned premiums offsetting futures losses. However, among the agricultural commodity group, the Fund’s options writing limited the upside capture. This is illustrated by corn as prices rose approximately 19% in the quarter in the DJ-UBSCI, but the performance of the Fund’s corn position was approximately 7% over the same period, reflecting the negative impact of forgone futures contract appreciation as the option contracts were exercised. That is, the premiums received on the options contracts were less than the foregone upside of the futures positions. For the Fund’s commodity portfolio overall, the increased volatility in third quarter drove higher premiums for option writing.

During the quarter ended September 30, 2012, the Fund’s collateral investments generated interest income of $60,753.

The net asset value per share on September 30, 2012, was $22.86. This represents an increase of 6.67% in net asset value (not including the effect of reinvesting distributions) from the $21.43 net asset value as of June 30, 2012. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on October 1, 2012. The remainder was paid during the quarter. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was 8.74% for the quarter ended September 30, 2012.

The Fund generated net income of $17.2 million for the quarter ended September 30, 2012, resulting from interest income of $0.1 million, net expenses of $1.1 million, net realized gains of $13.7 million, and net unrealized appreciation of $4.5 million.

The Quarter Ended September 30, 2011—Net Assets of the Fund

The Fund’s net assets decreased from $240.7 million at June 30, 2011, to $212.7 million at September 30, 2011, a decrease of $28.0 million. The decrease in the Fund’s net assets was due to $3.4 million in net realized losses and an increase of $19.6 million in the change in net unrealized depreciation on the Fund’s commodity portfolio during the quarter, a net investment loss of $1.0 million, and $4.0 million of distributions declared to shareholders.

The Fund’s commodity and options portfolio fell approximately 9.9% during the quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, fell 11.3% during the quarter. Commodity markets had a volatile quarter with gains generated in July and August being overshadowed by losses in September. Commodity performance was driven by a lack of confidence in the overall market and macro level events, such as the continuing sovereign debt crisis in Europe that plagued the majority of markets in the third quarter.

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

The net asset value per share on September 30, 2011, was $22.96. This represents a decrease of 11.59% in net asset value (not including the effect of reinvesting distributions) from the $25.97 net asset value as of June 30, 2011. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on October 3, 2011. The remainder was paid during the quarter. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -10.05% for the quarter ended September 30, 2011.

The Fund generated a net loss of $23.9 million for the quarter ended September 30, 2011, resulting from interest income of $0.1 million being offset by net expenses of $1.0 million, net realized losses of $3.4 million, and an increase in the change in net unrealized depreciation of $19.6 million.

The Nine Months Ended September 30, 2012—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $22.02 on the close of business on September 28, 2012 (the last trading day of the period). This represents an increase of 8.47% in share price (not including an assumed reinvestment of distributions) from the $20.30 price at which the shares of the Fund traded on the close of business on December 30, 2011 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the nine month period were $24.98 (March 22, 2012) and $19.16 (June 1, 2012), respectively. During the nine month period, the Fund declared distributions totaling $1.305 per share to shareholders, of which $0.145 was paid on October 1, 2012. The remainder was paid during the nine month period. The cumulative total return on market value for the Fund, including the assumed reinvestment of distributions, for the nine month period ended September 30, 2012, was 15.13%. As of September 28, 2012, the shares of the Fund traded at a 3.67% discount to the Fund’s net asset value of $22.86.

The Nine Months Ended September 30, 2011—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.52 on the close of business on September 30, 2011. This represented a decrease of 20.47% in share price (not including an assumed reinvestment of distributions) from the $25.80 price at which the shares of the Fund traded on the close of business on December 31, 2010. The high and low share prices for the nine month period were $29.40 (April 29, 2011) and $20.41 (September 30, 2011), respectively. During the nine month period, the Fund declared distributions totaling $1.305 per share to shareholders, of which $0.145 was paid on October 3, 2011. The remainder was paid during the period. The cumulative total return on market value for the Fund including the assumed reinvestment of distributions during the nine month period ended September 30, 2011 was -16.39%. At September 30, 2011, the shares of the Fund traded at a 10.63% discount to the Fund’s net asset value of $22.96.

The Nine Months Ended September 30, 2012—Net Assets of the Fund

The Fund’s net assets decreased from $214.2 million as of December 31, 2011, to $210.7 million as of September 30, 2012, a decrease of $3.5 million. The decrease in the Fund’s net assets was due to $0.9 million in net realized gains and $10.5 million in unrealized appreciation on the Fund’s commodity portfolio during the period, a net investment loss of $2.7 million, $12.0 million of distributions declared to shareholders and a $0.2 million decrease in net assets due to share repurchases.

The Fund’s commodity portfolio and options portfolio gained approximately 5.8% during the first nine months of 2012, before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, gained 5.6%. Commodities markets generally rose during January and February 2012, but fell from March through May on investors’ concerns over the global economic outlook. Beginning in June, extreme heat throughout the United States and other parts of the world boosted prices, particularly in the agricultural group, while geopolitical tensions and supply disruption lifted prices in the energy group.

In aggregate, the Fund’s commodity portfolio outperformed the DJ-UBSCI by approximately 0.22% for the first nine months of 2012, before considering the expenses of the Fund. With respect to commodities groups, the

Fund’s commodity portfolio outperformed the DJ-UBSCI in energy, industrial metals, livestock, and foods and fibers, and underperformed the DJ-UBSCI in agriculturals and precious metals.

Agricultural commodities made small gains in the first quarter of 2012, but prices weakened through June as early crop forecasts called for ideal growing conditions and record production. In July and August, however, severe drought gripped much of the United States, threatening the year’s harvest and driving prices of corn and soybeans to record levels. As the growing season progressed, the production outlook improved, especially for soybeans, which benefited from late season rains. Soybeans gained 40% in the nine month period, and corn and wheat each gained 29% in the DJ-UBSCI. The Fund underperformed the DJ-UBSCI in those commodities due to losses on option positions, but added value with an allocation to soybean meal, which is not included in the DJ-UBSCI. The Fund’s portfolio returned approximately 21.5% in the agricultural group, while the DJ-UBSCI returned 28.6%.

In energy, prices fell from the start of 2012 through mid-June, on concerns over a decrease in the demand for oil and refined products from a global economic slowdown, as well as growing crude oil inventories and natural gas production in the United States. Crude oil prices reversed in mid-June, however, on fears that political actions in the Middle East might constrain global oil supplies. Additionally, in the United States, gasoline prices gained on refinery shutdowns, both planned and unplanned, and natural gas prices rose due to increased demand from power generation companies. WTI crude oil prices fell 10% in the nine month period, while Brent crude rose 7%, as measured by the DJ-UBSCI. Also, natural gas prices fell 22% for the period overall, while gasoline prices were up 26% in the DJ-UBSCI. The Fund held a larger portfolio allocation than the DJ-UBSCI in all energy commodities except natural gas, and thus outperformed the benchmark. The Fund’s portfolio gained 0.03% in the energy group, while the DJ-UBSCI lost 4.4%.

Prices of industrial metals lost ground from the start of 2012 through mid-June on a poor outlook for industrial production. The group turned around in late August, rallying in anticipation of the benefits to global industrial production of further monetary easing by central banks. Performance of individual commodities was mixed, with aluminum off 1%, while copper and zinc were up 8% and 12%, respectively, in the DJ-UBSCI. The Fund’s portfolio returned 6.3% in the industrial metals group, while the DJ-UBSCI returned 4.4%.

Livestock prices were volatile throughout the nine month period, fluctuating during the first half of the year following the trend of grain prices, reflecting expectations of falling feed costs and a generous supply of cattle and hogs later in the year. However, from July on, the severe drought and higher actual feed costs forced many ranchers to send their herds to market early, pulling prices back. For the first three quarters of 2012, prices of lean hogs, feeder cattle and live cattle all were off, and the livestock group lost 8% in price, as measured by the DJ-UBSCI. The Fund had a greater allocation to livestock than the DJ-UBSCI, but outperformed the benchmark through its profits on options positions. In particular, the Fund’s options on lean hogs added significant value in the third quarter. The Fund’s portfolio lost approximately 5.4% in the livestock group, while the DJ-UBSCI lost 7.9%.

Precious metals in the DJ-UBSCI advanced 15% for the nine month period, with a 23% gain in silver and a 12% rise in gold. The group experienced sharp gains in January and February, which were reversed through the second half of July. Between then and the end of the third quarter, precious metals gained on anticipation of monetary easing by the U.S. Federal Reserve and other central banks. The Fund’s portfolio returned approximately 14.5% in the precious metals group, while the DJ-UBSCI returned 14.6%.

All food and fiber commodities in the DJ-UBSCI benchmark experienced losses for 2012’s first nine months, with cotton falling 17%, sugar 9%, and coffee 27% in the DJ-UBSCI. Prices fell steadily through mid-June, and after staging a one-month rally, resumed their decline. Cotton prices were weak on concerns over global economic growth, while coffee and sugar prices were off due to larger-than-expected crops, as well as a slowdown in demand. For the commodities in the DJ-UBSCI, the Fund holds approximately equal allocations. However, the portfolio also holds positions in LIFFE-traded coffee and cocoa. Neither is included in the DJ-UBSCI, and both experienced gains for the nine month period, providing the Fund with an outperformance for the foods and fibers group. In addition the Fund’s option writing strategy added value in coffee traded in the Intercontinental Exchange (“ICE”). The Fund’s portfolio lost approximately 10.9% in the foods and fibers group, while the DJ-UBSCI lost 16.7%.

During the first nine months of 2012, several of the Fund’s commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium, and offset some of the losses experienced in the futures positions without sacrificing any appreciation, benefiting the Fund’s performance. The option writing was most beneficial in the energy group, where option premiums helped cushion losses experienced in both crude oil and natural gas positions. In certain cases, such as corn and soybeans, where the futures price appreciation was significant, the options which the Fund had written were exercised, thereby limiting the Fund’s full participation in those commodity contracts’ gains. In total, across all of the commodity and options holdings, the Fund’s portfolio outperformed the DJ-UBSCI by approximately 0.22% before considering the expenses of the Fund, while experiencing less volatility.

During the nine month period ended September 30, 2012, the Fund’s collateral investments generated interest income of $183,931.

The net asset value per share as of September 30, 2012, was $22.86. This represents a decrease of 1.51% in net asset value (not including the effect of reinvesting distributions) from the $23.21 net asset value as of December 31, 2011. The Fund declared distributions of $1.305 per share during the nine month period, of which $0.145 was paid on October 1, 2012. The remainder was paid during the period. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was 4.29% for the nine months ended September 30, 2012.

The Fund generated a net gain of $8.8 million for the nine month period ended September 30, 2012, resulting from interest income of $0.2 million, net expenses of $2.9 million, net realized gains of $1.0 million, and net unrealized appreciation of $10.5 million.

The Nine Months Ended September 30, 2011—Net Assets of the Fund

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

The Fund’s commodity portfolio fell approximately 9.0% during the nine month period before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, decreased 13.7%. Concerns in the second quarter of 2011 carried over into the third, especially in September. Specifically, continued uncertainty regarding Europe’s sovereign debt troubles and the future of global economic growth remain unresolved and, as such, have created a market driven by headlines and uncertainty.

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

The net asset value per share on September 30, 2011, was $22.96. This represents a decrease of 14.14% in net asset value (not including the effect of reinvesting distributions) from the $26.74 net asset value as of December 31, 2010. During the nine month period, the Fund declared distributions totaling $1.305 per share to shareholders, of which $0.145 was paid on October 3, 2011. The remainder was paid during the period. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -9.83% for the nine month period ended September 30, 2011.

The Fund generated a net loss of $22.9 million for the nine month period ended September 30, 2011, resulting from interest income of $0.2 million, offset by net expenses of $3.0 million, net realized gains of $20.0 million, and an increase in the change in net unrealized depreciation of $40.1 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of September 30, 2012. Total returns based on net asset value and market value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period for total returns based on net asset value, and at the ending market price per share at the end of the period for total returns based on market value.

	Cumulative				Average Annual
	1 Month	3 Month	6 Month	9 Month	1 Year	Since Inception
Market Value	2.19%	10.12%	-0.60%	15.13%	16.23%	1.01%
Net Asset Value	1.34%	8.74%	0.95%	4.29%	7.37%	4.99%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of September 30, 2012. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	18.06%	13.19%
	Heating Oil	5.01%	3.36%
	Natural Gas	5.77%	10.83%
	Unleaded Gas	3.65%	3.37%

		32.49%	30.75%

Industrial Metals	Aluminum	4.73%	5.65%
	Copper	9.72%	7.28%
	Nickel	1.63%	2.38%
	Zinc	1.37%	3.31%
	Lead	0.89%	0.00%

		18.34%	18.62%

Agriculturals	Corn	5.80%	7.02%
	Soybean	6.50%	8.80%
	Wheat	3.99%	6.42%
	Soybean Meal	1.50%	0.00%
	Soybean Oil	1.36%	3.28%

		19.15%	25.52%

Precious Metals	Gold	10.93%	10.20%
	Silver	3.85%	3.16%
	Platinum	0.79%	0.00%
	Palladium	0.39%	0.00%

		15.96%	13.36%

Foods and Fibers	Cotton	1.80%	1.41%
	Sugar	3.12%	3.11%
	Coffee	2.25%	1.91%
	Cocoa	0.56%	0.00%

		7.73%	6.43%

Livestock	Live Cattle	3.78%	3.57%
	Lean Hogs	1.73%	1.75%
	Feeder Cattle	0.82%	0.00%

		6.33%	5.32%

Total		100.00%	100.00%

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC) to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No.1 to Form S-1 with the SEC. On October 5, 2012, the Fund withdrew the S-1 filing. On December 21, 2011 the Fund announced the adoption of an open-market share repurchase program, whereby the Fund is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity during the nine months ended September 30, 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2012. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of September 30, 2012, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2012	57	$112.3900	1,000	$6,406,230
	ICE Brent Crude Oil Futures Contract	Long	January 2013	56	110.9300	1,000	6,212,080
	NYMEX Crude Oil Futures Contract	Long	November 2012	191	92.1900	1,000	17,608,290
	NYMEX Crude Oil Futures Contract	Long	January 2013	85	93.0000	1,000	7,905,000
	Heating Oil
	ICE Gas Oil Futures Contract	Long	November 2012	27	974.5000	100	2,631,150
	NYMEX Heating Oil Futures Contract	Long	November 2012	45	3.1592	42,000	5,970,888
	NYMEX Heating Oil Futures Contract	Long	January 2013	15	3.1255	42,000	1,969,065
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2012	227	3.3200	10,000	7,536,400
	NYMEX Natural Gas Futures Contract	Long	January 2013	123	3.7670	10,000	4,633,410
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2012	46	2.9201	42,000	5,641,633
	NYMEX Gasoline RBOB Futures Contract	Long	January 2013	18	2.7322	42,000	2,065,543

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2012	95	2,089.2500	25	4,961,969
	LME Primary Aluminum Futures Contract	Long	November 2012	95	2,104.2500	25	4,997,594
	LME Primary Aluminum Futures Contract	Long	January 2013	45	2,118.0000	25	2,382,750
	LME Primary Aluminum Futures Contract	Short	November 2012	(45)	2,104.2500	25	(2,367,281)
	Copper
	CEC Copper Futures Contract	Long	December 2012	72	3.7580	25,000	6,764,400
	CEC Copper Futures Contract	Long	March 2013	37	3.7660	25,000	3,483,550
	LME Copper Futures Contract	Long	October 2012	50	8,213.0000	25	10,266,250
	Nickel
	LME Nickel Futures Contract	Long	October 2012	30	18,439.0000	6	3,319,020
	LME Nickel Futures Contract	Long	January 2013	16	18,500.0000	6	1,776,000
	LME Nickel Futures Contract	Short	October 2012	(15)	18,439.0000	6	(1,659,510)

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
	Zinc
	LME Zinc Futures Contract	Long	October 2012	57	$2,071.5000	25	$2,951,887
	LME Zinc Futures Contract	Short	October 2012	(1)	2,071.5000	25	(51,788)
	Lead
	LME Lead Futures Contract	Long	October 2012	33	2,275.7500	25	1,877,494

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	December 2012	285	7.5625	5,000	10,776,563
	CBOT Corn Futures Contract	Long	March 2013	38	7.5950	5,000	1,443,050
	Soybean
	CBOT Soybean Futures Contract	Long	November 2012	117	16.0100	5,000	9,365,850
	CBOT Soybean Futures Contract	Long	January 2013	28	16.0275	5,000	2,243,850
	CBOT Soybean Futures Contract	Long	March 2013	27	15.6425	5,000	2,111,737
	Wheat
	CBOT Wheat Futures Contract	Long	December 2012	78	9.0250	5,000	3,519,750
	CBOT Wheat Futures Contract	Long	March 2013	15	9.1225	5,000	684,188
	KCBT Wheat Futures Contract	Long	December 2012	91	9.2750	5,000	4,220,125
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2012	65	486.9000	100	3,164,850
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2012	85	0.5266	60,000	2,685,660
	CBOT Soybean Oil Futures Contract	Long	March 2013	6	0.5342	60,000	192,312

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2012	130	1,773.9000	100	23,060,700
	Silver
	CEC Silver Futures Contract	Long	December 2012	47	34.5770	5,000	8,125,595
	Platinum
	NYMEX Platinum Futures Contract	Long	January 2013	20	1,669.3000	50	1,669,300
	Palladium
	NYMEX Palladium Futures Contract	Long	December 2012	13	640.8000	100	833,040

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2012	81	0.7065	50,000	2,861,325
	ICE Cotton Futures Contract	Long	March 2013	26	0.7168	50,000	931,840
	Sugar
	ICE Sugar Futures Contract	Long	March 2013	288	0.2042	112,000	6,586,675
	Coffee
	ICE Coffee C Futures Contract	Long	December 2012	52	1.7350	37,500	3,383,250
	LIFFE Coffee Robusta Futures Contract	Long	November 2012	63	2,182.0000	10	1,374,660
	Cocoa
	ICE Cocoa Futures Contract	Long	December 2012	47	2,516.0000	10	1,182,520

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	December 2012	160	1.2470	40,000	7,980,800
	Lean Hogs
	CME Lean Hog Futures Contract	Long	December 2012	116	0.7375	40,000	3,422,000
	CME Lean Hog Futures Contract	Long	February 2013	7	0.8025	40,000	224,700
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2012	24	1.4435	50,000	1,732,200

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2012	(57)	$124.5	$(5,700)
	NYMEX Crude Oil Futures Options	October 2012	(138)	107.0	(15,180)
	Heating Oil
	NYMEX Heating Oil Futures Options	October 2012	(40)	3.4	(29,568)
	Natural Gas
	NYMEX Natural Gas Futures Options	October 2012	(175)	3,200.0	(379,750)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2012	(32)	31,200.0	(49,459)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	October 2012	(95)	2,000.0	(214,819)
	Copper
	LME Copper Futures Options	October 2012	(50)	8,300.0	(53,525)
	Nickel
	LME Nickel Futures Options	October 2012	(15)	17,000.0	(129,660)
	Zinc
	LME Zinc Futures Options	October 2012	(28)	1,950.0	(85,484)
	Lead
	LME Lead Futures Options	October 2012	(17)	2,125.0	(64,341)

Agriculturals	Corn
	CBOT Corn Futures Options	November 2012	(162)	940.0	(24,300)
	Soybean
	CBOT Soybean Futures Options	October 2012	(84)	1,520.0	(399,525)
	CBOT Soybean Futures Options	October 2012	(2)	1,780.0	(738)
	Wheat
	CBOT Wheat Futures Options	November 2012	(46)	1,050.0	(23,575)
	KCBT Wheat Futures Options	November 2012	(46)	1,050.0	(30,187)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2012	(33)	450.0	(140,580)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2012	(46)	545.0	(26,634)

Precious Metals	Gold
	CEC Gold Futures Options	November 2012	(65)	1,760.0	(343,200)
	Silver
	CEC Silver Futures Options	November 2012	(23)	3,525.0	(146,740)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2012	(31)	740.0	(18,445)
	ICE Cotton Futures Options	November 2012	(23)	780.0	(4,945)
	Sugar
	ICE Sugar Futures Options	February 2013	(144)	222.5	(111,283)
	Coffee
	ICE Coffee C Futures Options	November 2012	(37)	182.5	(57,304)
	Cocoa
	ICE Cocoa Futures Options	November 2012	(23)	2,600.0	(13,110)

Livestock	Live Cattle
	CME Live Cattle Futures Options	December 2012	(98)	131.0	(19,600)
	Lean Hogs
	CME Lean Hogs Futures Options	December 2012	(62)	81.0	(16,120)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents and short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2012, the Fund held agency discount notes, and U.S. Treasury bills worth $175,874,372 with a total par value of $176,000,000, and a repurchase agreement worth $2,175,324.

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

The Fund is subject to various risks that could negatively affect the Fund as described in the Fund’s annual report on Form 10-K and the Fund’s quarterly reports on Form 10-Q. Except for the changes noted below, there were no changes and/or additions to the risks previously disclosed in the Fund’s annual report and quarterly reports.

The risk factor set forth in the Fund’s annual report on Form 10-K for the year ended December 31, 2011 entitled “Regulatory trading and exchange position limits may adversely affect the Fund” and the risk factor set forth in the Fund’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 entitled “Possible constructive termination” are hereby amended to read in their entirety as follows:

Daily trading limits imposed by the exchanges and position limits established by the CFTC may adversely affect the Fund—The CFTC and U.S. commodities exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily trading limits.” Once the daily trading limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially disguising substantial losses the Fund may ultimately incur.

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed new position limits on 28 physical commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC may appeal the court’s decision and seek a stay of the decision pending appeal, and the new position limit regulations, or other regulations with similar effect, could still become effective in the future.

The existing and formerly proposed position limit regulations require that a trader aggregate all positions in accounts over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “Independent Account Controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under such regulations. If the formerly proposed position limit regulations or any re-proposed or other similar position limit regulations become effective, or if Gresham’s positions were to exceed currently applicable position limits, then Gresham’s Near Term Active division (“Gresham NTA”), which serves as the Fund’s Commodity Sub-advisor, would operate under the independent account controller exemption such that Gresham NTA would not be required to aggregate its positions with Gresham’s other division. If the CFTC were to terminate, suspend or revoke or not renew the independent account controller exemption, or that exemption were otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham’s other division for purposes of the CFTC’s position limits. In that case, it is possible that investment decisions of the Commodity Sub-advisor would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham and could adversely affect the Fund.

The formerly proposed regulations are extremely complex and, if ultimately implemented, whether in their current or an alternative form, may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund. The full implementation of the Fund’s investment strategy could be negatively impacted by existing and proposed position limit regulations.

The following risk factor is hereby added:

Possible constructive termination—The Fund will be considered to have terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total Fund shares within a 12-month period. A constructive termination results in the closing of the Fund’s taxable year for the Fund for all holders of shares. Among other things, constructive termination could result in the imposition of substantial penalties on the Fund if the Fund were unable to determine that the termination had occurred. It is difficult for publicly traded partnerships to determine on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships, such as the Fund, typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, the Fund may not be aware that a constructive termination occurred until well after the fact.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2012.

c) On December 21, 2011 the Fund announced the adoption of an open-market share repurchase program whereby the Fund is authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions. Share repurchases during the fiscal year to date period ended September 30, 2012 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/12 to 1/31/12	9,800	$20.77	Approximately 872,200
2/1/12 to 2/29/12	—	$—	Approximately 872,200
3/1/12 to 3/31/12	—	$—	Approximately 872,200
4/1/12 to 4/30/12	—	$—	Approximately 872,200
5/1/12 to 5/31/12	—	$—	Approximately 872,200
6/1/12 to 6/30/12	—	$—	Approximately 872,200
7/1/12 to 7/31/12	—	$—	Approximately 872,200
8/1/12 to 8/31/12	—	$—	Approximately 872,200
9/1/12 to 9/30/12	—	$—	Approximately 872,200

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 8, 2012.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) November 8, 2012

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 8, 2012