Form 10-K
period 2012-12-31
Nuveen Diversified Commodity Fund
filed 2013-03-13
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34879

Nuveen Diversified Commodity Fund

(Exact name of registrant as specified in its charter)

Delaware	27-2048014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West Wacker Drive Chicago Illinois	60606
(Address of principal executive offices)	(Zip Code)

(877) 827-5920

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 12, 2013, the registrant had 9,219,240 shares outstanding.

As of June 30, 2012, the aggregate market value of the shares held by non-affiliates was approximately $184,091,448.

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

PART I

Item 1.  Business

Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool and commenced operations on September 27, 2010, with the public offering of 8,550,000 shares. The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. Fund shares trade on the NYSE MKT (formerly known as NYSE Amex) under the ticker symbol “CFD.” The Fund operates pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”). The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

Prior to its initial public offering, the Fund had no operations other than those related to organizational matters and the recording of organization expenses ($597,000) and their reimbursement by Nuveen Securities, LLC, (“Nuveen”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen Investments”) and an affiliate of Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”). On May 11, 2010, the Fund received a $20,055 initial capital contribution from, and issued 840 shares to, NCAM, a wholly-owned subsidiary of Nuveen Investments. NCAM is a Delaware limited liability company registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (“NFA”). The Manager has the power and authority, without shareholder approval, to cause the Fund to issue shares from time to time as it deems necessary or desirable. The number of shares authorized is unlimited.

The Manager has selected Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (“Gresham NTA”), as the Fund’s commodity sub-advisor, which is referred to in this Annual Report in that capacity as “Gresham” or the “Commodity Sub-advisor.” Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading advisor (“CTA”) and a CPO, is a member of the NFA and is registered with the Securities Exchange Commission (“SEC”) as an investment adviser. On December 31, 2011, Nuveen Investments completed its acquisition of a 60% stake in Gresham LLC. As part of the acquisition, Gresham LLC’s management and investment teams maintained a significant minority ownership stake in the firm, and operate independently while leveraging the strengths of certain shared resources of Nuveen Investments.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”), an affiliate of the Manager, to invest the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

Investment Objective and Investment Strategy

The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. The Manager focuses on the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) when evaluating the performance of the Fund. Risk-adjusted total return refers to the income and capital appreciation generated by a portfolio (the combination of which equals its total return) per unit of risk taken, with such risk measured by the volatility of the portfolio’s total returns over a specific period of time. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund’s investment strategy has three elements:

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

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high grade debt securities.

During temporary defensive periods or during adverse market circumstances, the Fund may deviate from its investment policies and objective.

Commodity Investments. The Fund invests substantially all of its assets in a diversified portfolio of commodity futures and forward contracts pursuant to TAP®, an actively managed, fully collateralized, long-only, rules-based commodity investment strategy. TAP® is designed to maintain consistent, fully collateralized exposure to commodities as an asset class. “Fully collateralized” means that the Fund maintains as collateral cash equivalents, U.S. government securities and other short-term, high grade debt securities in an aggregate amount corresponding to the full notional value of its commodity investments. “Long-only” means that all of the Fund’s commodity futures and forward contracts will be on a long basis, seeking to profit from potential increases in commodity prices, and the Fund will not short any commodity futures and forward contracts, seeking to profit from declines in commodity prices. “Rules-based” means that the Fund will manage its commodity investments consistent with TAP® program rules which specify minimum liquidity requirements for commodity contract trading and other parameters such as eligible commodity contracts, contract term, commodity weightings and annual and interim rebalancing of individual commodities and the TAP portfolio.

The Fund makes commodity investments in the six principal commodity groups in the global commodities markets:

•	energy;
•	industrial metals;
•	agriculturals;
•	precious metals;
•	foods and fibers; and
•	livestock.

Except for certain limitations described herein, there are no restrictions or limitations on the specific commodity contracts in which the Fund may invest. The specific commodities in which the Fund invests, and the relative target weighting of those commodities, are determined annually by the Commodity Sub-advisor. The target weights are expected to remain unchanged until the next annual determination. The Fund’s portfolio concentration in any single commodity or commodity group will be limited in an attempt to moderate volatility. The Fund intends to limit the target weightings of each commodity group such that no group’s target weighting may constitute more than 35% of TAP®, no two groups’ combined target weightings may constitute more than 60% of TAP®, no single commodity’s target weighting may constitute more than 70% of its group and no commodity complex may constitute more than 80% of the commodity group’s weight (e.g., within the energy group, petroleum is considered to be the commodity complex for crude oil, heating oil and gasoline; therefore, the combination of those three individual commodities cannot comprise greater than 80% of the portfolio’s energy weight). Under normal market circumstances, the Commodity Sub-advisor avoids exercising discretion between such annual determinations. However, the actual portfolio weights may vary during the year and may in certain circumstances be rebalanced subject to TAP®’s rule-based procedures. The Commodity Sub-advisor may change the TAP® rules at year end and as a result may change the commodities it invests in. For target weightings as of December 31, 2012, as well as TAP® weightings as of February 28, 2013, which reflect the 2013 annual determination, see Item 7 of this Annual Report.

Gresham believes that the relative performance of strategies that invest in exchange-traded commodity futures and forward contracts may be enhanced through active implementation. Generally, the Fund expects to invest in short-term commodity futures and forward contracts with terms of one to three months, but may invest in commodity contracts with terms of up to six months. Gresham regularly purchases and subsequently sells, i.e. “rolls,” individual commodity futures and forward contracts throughout the year so as to maintain a fully invested position. As the commodity contracts near their expiration dates, Gresham rolls them over into new contracts. Gresham seeks to add value compared with leading commodity market benchmarks by actively managing the implementation of the rolls of the commodity contracts. As a result, the roll dates, terms and contract prices selected by Gresham may vary based upon Gresham’s judgment of the relative value of different contract terms. Gresham’s active management approach is market driven and opportunistic and is intended to minimize market impact and avoid market congestion during certain days of the trading month.

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

Most of the commodity futures and options contracts acquired to facilitate implementing the investment strategy are exchange listed and generally qualify as “Section 1256 Contracts” for tax purposes. Section 1256 Contracts held by the Fund at the end of a taxable year of the Fund will be treated for U.S. federal income tax purposes as if they were sold by the Fund at their fair market value on the last business day of the taxable year. The net gain or loss, if any, resulting from these deemed sales (known as “marking to market”), together with any gain or loss resulting from any actual sales of Section 1256 Contracts (or other termination of the Fund’s obligations under such contracts), must be taken into account by the Fund in computing its taxable income for the year. Capital gains and losses from Section 1256 Contracts generally are characterized as long-term capital gains or losses to the extent of 60% of the gains or losses and as short-term capital gains or losses to the extent of 40% of the gains or losses. Gains and losses from certain non-U.S. currency transactions, however, will be treated as ordinary income and losses unless certain conditions are met. Shareholders of the Fund will generally take into account their pro rata share of the long-term capital gains and losses and short-term capital gains and losses from Section 1256 Contracts held by the Fund.

Options Strategy. Pursuant to the options strategy, the Fund writes “out-of-the-money” call options on individual futures and forward contracts held by it, and may write “out-of-the-money” call options on baskets of commodities or on broad-based commodity indices, such as the DJ-UBSCI, whose prices are expected to closely correspond to at least a substantial portion of the commodity futures and forward contracts held by the Fund. A call option gives its owner (buyer) the right but not the obligation to buy the underlying futures contract at a particular price, known as the strike price, at any time between the purchase date and the expiration date of the option. The person who writes (sells) the option to the buyer is thus required to fulfill the contractual obligation (by selling the underlying futures contract to the buyer at the strike price) should the option be exercised. If the option is covered, the writer (seller) has an offsetting futures position. The Fund writes commodity call options that are U.S. exchange-traded and that are typically “American-style” (exercisable at any time prior to expiration). The Fund also writes commodity call options that are non-U.S. exchange traded and that are typically “European-style” (exercisable only at the time of expiration). The Fund may write commodity call options on a continual basis on up to approximately 50% of the notional value of each of its commodity futures and forward contract positions that, in Gresham’s determination, have sufficient option trading volume and liquidity. The Fund may write commodity call options with terms up to one year and with strike prices that may be up to 20% “out-of-the-money.” Generally, the Fund expects to write commodity call options with terms of one to three months. Subject to the foregoing limitations, the implementation of the options strategy is within Gresham’s discretion. Over extended periods of time, the term and “out of-the-moneyness” of the commodity options may vary significantly. While generating option premiums for the Fund, the call options will cause the Fund to forgo the right to any appreciation above the exercise price of the call options on the percentage of the notional value of the Fund’s long commodity positions covered by the call options. The Fund’s risk-adjusted return over any particular period may be positive or negative.

Collateral Investments. The Fund’s investments in commodity futures and forward contracts and options on commodity futures and forward contracts generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 15% of the Fund’s net assets are committed as “initial” and “variation” margin to secure the Fund’s futures and forward contract positions. These assets are placed in one or more commodity futures accounts maintained by the Fund at Barclays Capital Inc. (“BCI”), the Fund’s clearing broker, and are invested by BCI in high-quality instruments permitted under CFTC regulations. The remaining collateral (currently approximately 85% of the Fund’s net assets) is held in a separate collateral investment account managed by the Collateral Sub-advisor.

The Fund’s assets held in this separate collateral account are invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities with final terms not exceeding one year at the time of investment. These collateral investments (other than U.S. government securities) shall be rated at all times at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization (“NRSRO”) or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality. These collateral investments consist primarily of direct and guaranteed obligations of the U.S. government and senior obligations of U.S. government agencies and may also include, among others, money market funds and bank money market accounts invested in U.S. government securities as well as repurchase agreements collateralized with U.S. government securities.

While the principal investment objective for the separate collateral account is the preservation of capital, the assets in the collateral account also provide the potential for returns that may supplement the returns from the Fund’s commodity investments. The assets in the separate collateral account may only be used for the purposes of making distributions to shareholders and to replenish the Fund’s margin account, if necessary (and if there are excess funds in the margin account, those will be transferred to the separate collateral account). No parties other than the Fund have any access to, rights to, or ability to control the assets in the collateral account, and those assets will not be pledged. The Fund may not pledge any of its assets, except to collateralize its investments in accordance with its investment objectives (i.e., for margin purposes), and only the assets maintained by the Fund with BCI will be used for this purpose. Any declines in the value of the assets held in the Fund’s collateral account would negatively affect the net asset value of the Fund’s shares.

Management of the Fund

Trustee

Wilmington Trust Company (the “Delaware Trustee”), a Delaware trust company, is the resident Delaware trustee of the Fund. The Delaware Trustee is unaffiliated with the Manager. The Delaware Trustee’s duties with respect to the Fund’s management are limited to its express obligations under the Trust Agreement. In particular, the Delaware Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings as required under the Delaware Statutory Trust Act, as amended (the “Delaware Statutory Trust Act”). The rights and duties of the Delaware Trustee, the independent committee, the Manager and the shareholders are governed by the provisions of the Delaware Statutory Trust Act and by the Trust Agreement. Except for the limited duties described herein and in the Trust Agreement that are exercised by the Delaware Trustee and the independent committee, all duties and responsibilities to manage the business and affairs of the Fund are vested in the Manager, pursuant to the Trust Agreement and Delaware Statutory Trust Act.

Independent Committee

The Manager has established the independent committee, comprised of four members who are unaffiliated with the Manager, which fulfills the audit committee and nominating committee functions for the Fund, as well as any other functions required under the NYSE MKT listing standards or as set forth in the Trust Agreement. Each member of the independent committee receives an annual fee of $30,000, and each member of the independent committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the independent committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the independent committee. In addition to the payments described above, the independent committee chair receives an additional annual fee of $6,000 (effective as of April 1, 2012). The independent committee members will also be compensated for out-of-pocket costs in connection with attending independent committee meetings. The fees of the independent committee members are paid by NCAM, which will be reimbursed for such fees on a pro rata basis by each fund managed by NCAM. NCAM currently manages two funds, the Fund and the Nuveen Long/Short Commodity Total Return Fund (“CTF”).

The independent committee does not have any duties (including fiduciary duties) or responsibilities to manage the Fund, all of which the Trust Agreement vests in the Manager, except those functions required under the listing standards of the NYSE MKT. Consequently, the independent committee does not have the wide-ranging duties and powers similar to a board of directors of an investment company. The Trust Agreement provides that the members of the independent committee will be indemnified by the Fund against liabilities arising out of the performance of their duties pursuant to the Trust Agreement, except to the extent that any such liabilities result from actual fraud or willful misconduct by such member of the independent committee. The Fund also provides Directors’ and Officers’ Insurance coverage to the members of the independent committee. The independent committee has the authority to remove any member of the independent committee who either ceases to be an “independent director” pursuant to the NYSE MKT listing standards or is subject to statutory disqualification under Sections 8a(2) or 8a(3) of the Commodities Exchange Act (“CEA”). The independent committee may appoint new members of the independent committee in the event of any vacancy caused by death, resignation or removal. The independent committee has the right under limited circumstances to terminate the Manager only for cause. “Cause” consists of a statutory disqualification of the Manager under Section 8a(2) or 8(a)3 of the CEA, suspension or revocation of the Manager’s CPO registration or the bankruptcy, insolvency or receivership of the manager.

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-advisor, which invests the Fund’s assets pursuant to TAP PLUSSM; and

•	the Collateral Sub-advisor, which invests the Fund’s collateral in short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisors;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager is registered with the CFTC as a CPO (effective date of registration January 4, 2006) and is a member of the NFA. The Manager was previously registered as a CTA (effective date of registration January 4, 2006), but withdrew its CTA registration effective as of March 5, 2013. Except to the extent carried out by the independent committee, the Manager has complete responsibility to ensure that the Fund complies with all obligations under the CEA. The Manager, Commodity Sub-advisor and Collateral Sub-advisor act in a similar capacity for CTF, a commodity pool traded on the NYSE MKT that completed its initial public offering on October 30, 2012. Neither the Fund nor the Manager has established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. For instance, the Manager could change or deviate from the

Fund’s investment strategy or the manner in which it is implemented if, among other things, the Manager determined to replace Gresham (in which case the Fund would no longer employ the TAP® or TAP PLUSSM investment program because TAP® and TAP PLUSSM are proprietary to Gresham), or if the commodity option markets experienced a lack of volatility or liquidity so that it was no longer in the best interest of the Fund and its shareholders for the Fund to employ the options strategy, or if other unforeseen circumstances arose that necessitated a change in the Fund’s strategy or its implementation. In addition, the Manager has the rights and obligations with respect to the Fund as described under the Trust Agreement. As permitted under Delaware law, the Trust Agreement provides that the Manager does not owe any duties (including fiduciary duties) to the Fund, other than the implied contractual covenant of good faith and fair dealing.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $218.6 billion of assets under management as of December 31, 2012. Nuveen Investments is a listed principal of the Manager.

Commodity Sub-advisor

The Manager has selected Gresham to manage the Fund’s assets pursuant to TAP PLUSSM. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham LLC also is registered with the SEC as an investment adviser. As of December 31, 2012, Gresham LLC had approximately $16 billion of client assets under management, including approximately $7.0 billion under management by Gresham NTA and approximately $9.0 billion under management by Gresham LLC’s other division, the Term Structure Monetization division (“Gresham TSM”). Gresham LLC’s senior management team has extensive experience in overall supervision of commodities portfolio management and trading operations. Furthermore, the entire Gresham LLC team collectively has over 300 years of experience focused on commodities. Gresham LLC’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs.

Gresham LLC offers investment management services through two independent divisions, Gresham NTA and Gresham TSM. Gresham NTA and Gresham TSM operate independently of each other in compliance with the CFTC’s independent account controller exemption. Each division implements independent trading decisions and positions and is restricted from having access to, or knowledge of, the other division’s trading decisions and positions, and is physically and technologically separated from the other division. See “Item 1A. Risk Factors—Commodity Investment Strategy Risks” for further discussion.

On December 31, 2011, Nuveen Investments completed its acquisition of a 60% stake in Gresham LLC. As part of the acquisition, Gresham LLC’s management and investment teams maintained a significant minority ownership stake in the firm, and will operate independently while leveraging the strengths of certain shared resources of Nuveen Investments.

Gresham pursues the Fund’s investment objective by utilizing an actively-managed, fully collateralized, long-only, rules-based commodity investment strategy and an options strategy (together referred to as TAP PLUSSM). Gresham believes that commodities as an asset class are often underrepresented in the investment portfolios of individuals, and that maintaining consistent exposure to commodities may potentially add significant diversification benefits to an investor’s portfolio that is otherwise composed primarily of U.S equities and U.S. bonds.

Collateral Sub-advisor

The Manager has selected Nuveen Asset Management to invest the Fund’s collateral (excluding the initial and variation margin maintained at BCI) in short-term, high grade debt securities. Nuveen Asset Management, a registered investment adviser, is a subsidiary of Nuveen Investments. As of December 31, 2012, Nuveen Asset Management had approximately $119.6 billion of assets under management. The Fund’s collateral is invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities, including corporate obligations. Such securities are common investments for Nuveen Asset Management in several of its investment strategies.

The Fund’s collateral portfolio seeks current income, liquidity and preservation of capital. Accordingly, the Fund anticipates that it will maintain significant collateral that will be invested in cash equivalents, U.S. government securities and other short-term, high quality debt securities with maturities up to one year. These collateral investments (other than U.S. government securities) shall be rated at all times at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one NRSRO.

Management Fees

For the services and facilities provided by the Manager, the Fund pays the Manager an annual fee based on the Fund’s average daily net assets, payable on a monthly basis, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $500 million	1.250%
For the next $500 million	1.225
For the next $500 million	1.200
For the next $500 million	1.175
For net assets over $2 billion	1.150

Pursuant to an agreement among the Manager, the Fund and the Commodity Sub-advisor, the Commodity Sub-advisor receives from the Manager an annual fee of .35% of the Fund’s average daily net assets, payable on a monthly basis.

Pursuant to an agreement among the Manager, the Fund and the Collateral Sub-advisor, the Collateral Sub-advisor receives from the Manager an annual fee based on the Fund’s average daily net assets, payable on a monthly basis, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $500 million	.3000%
For the next $500 million	.2875
For the next $500 million	.2750
For the next $500 million	.2625
For net assets over $2 billion	.2500

“Average daily net assets” means the total assets of the Fund, minus the sum of its total liabilities.

The fees of the Commodity Sub-advisor and Collateral Sub-advisor (collectively, the “Sub-advisors”) are paid by the Manager out of the fees the Manager receives from the Fund, and the Fund does not reimburse the Manager for those fees.

In addition to the fee of the Manager, the Fund pays all other costs and expenses of its operations, including custody fees, transfer agent expenses, legal fees, expenses of independent auditors, expenses of preparing, printing and distributing shareholder reports, notices, proxy statements and reports to governmental agencies, and taxes, if any.

The agreements with each of the Sub-advisors may be terminated at any time, without penalty, by either the Manager or a Sub-advisor upon 120 days written notice. Also, the agreement with the Commodity Sub-advisor can be terminated by the Commodity Sub-advisor in certain circumstances on 90 days notice. Each of the agreements provides that the Sub-advisor will not be liable to the Fund in connection with the performance of its duties, and the Fund will indemnify the Sub-advisor for losses and costs arising out of its status as a Sub-advisor to the Fund if the Sub-advisor acted in good faith and in a manner it reasonably believed to be in or not opposed to the best interests of the Fund, except, in each case, for a loss resulting from the Sub-advisor’s willful misfeasance, bad faith or gross negligence or reckless disregard of its duties and obligations under the agreement. The Sub-advisor will indemnify the Fund and the Manager for losses and costs attributable to such willful misfeasance, bad faith, gross negligence or reckless disregard.

If the Manager determines it is in the best interests of shareholders to select additional CTAs or replace a Sub-advisor, the Manager will consider certain information with respect to each new CTA, including the following:

•	general information, including the identity of its affiliates and key personnel;

•	investment strategy and risk management of the CTA;

•	the CTA’s financial condition;

•	relevant performance history and the quality of services provided;

•	fees and expenses; and

•	capacity to take on new business.

None of the foregoing agreements, or any extensions or replacements of such agreements, are subject to the approval of the independent committee or the Fund’s shareholders. As a result, the Manager may amend, extend or replace any such agreement in its sole discretion, and therefore may increase the fees of the Manager and either sub-advisor without any approval by the independent committee or the Fund’s shareholders.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual and quarterly reports and other information meeting the information requirements pursuant to Section 13(a) and 15(d) of the Exchange Act. These reports are available on the Fund’s website at http://www.nuveen.com/CommodityInvestments. Investors may also inspect and copy any materials the Fund files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) which contains reports, proxy statements and other information filed electronically with the SEC. The Fund also posts on its website an information statement and certain daily and monthly reports required by CFTC regulations, all of which may contain information, including performance information of the Fund and the Commodity Sub-advisor, that is disclosed only through such website posting.

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

An investment in the Fund involves a high degree of risk. You should not invest in shares unless you can afford to lose all of your investment.

Commodity Investment Strategy Risks

You may lose all of your investment. An investment in the Fund’s shares is subject to investment risk, including the possible loss of the entire amount that you invest. An investment in the Fund’s shares represents an indirect investment in the commodity futures and forward contracts owned by the Fund, the prices of which can be volatile, particularly over short time periods. Investments in individual commodity futures and forward contracts and options on futures contracts and forward contracts historically have had a high degree of price variability and may be subject to rapid and substantial price changes. These price changes may be magnified by computer-driven algorithmic trading, which is becoming more prevalent in the commodities markets. The Fund could incur significant losses on its investments in those commodity futures and forward contracts. If the Fund experiences greater losses than gains during the period you hold shares, you will experience a loss for the period even if the Fund’s historical performance is positive. The Fund’s risk-adjusted returns over any particular period may be positive or negative. Movements in commodity investment prices are outside of the Fund’s control, are extremely difficult to predict and may not be anticipated by the Commodity Sub-advisor. Price movements may be influenced by, among other things:

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

The Fund’s shares do not represent a deposit or obligation of, and are not guaranteed or endorsed by, any bank or other insured depository institution, and are not federally insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other governmental agency.

The changing interests of investors, hedgers and speculators in the commodity markets may influence whether futures prices are above or below the expected future spot price. In order to induce investors or speculators to take the corresponding long side of a futures contract, commodity producers must be willing to sell futures contracts at prices that are below the present value of expected future spot prices. Conversely, if the predominant participants in the futures market are the ultimate purchasers of the underlying commodity futures contracts in order to hedge against a rise in prices, then speculators should only take the short side of the futures contract if the futures price is greater than the present value of the expected future spot price of the commodity. This can have significant implications for the Fund when it is time to reinvest the proceeds from a maturing futures contract into a new futures contract. If the interests of investors, hedgers and speculators in futures markets have shifted such that commodity purchasers are the predominant participants in the market, the Fund will be constrained to reinvest at higher futures prices which could have a negative effect on the Fund’s returns.

Conversely, if commodity sellers are the predominant participants in the market, the Fund will be constrained to reinvest at lower prices which could have a negative effect on the Fund’s returns and may cause it to suffer losses on its long positions.

Regulatory developments could significantly and adversely affect the Fund. Commodity markets are subject to comprehensive statutes and regulations promulgated not only by the CFTC but also by self-regulatory organizations such as the NFA. Among other things, the CFTC and the exchanges on which futures contracts are traded are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily limits and the suspension of trading. Any of these actions, if taken, could adversely affect the returns of the Fund by limiting or precluding investment decisions the Fund might otherwise make. The regulation of commodity transactions in the U.S. is a rapidly changing area of law and is subject to ongoing modification by government, self-regulatory and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse to the Fund.

Daily trading limits imposed by the exchanges and position limits established by the CFTC may adversely affect the Fund. The CFTC and U.S. commodities exchanges limit the amount of fluctuation permitted in futures contract prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily trading limits.” Once the daily trading limit has been reached in a particular futures contract, no trades may be made that day at a price beyond that limit or trading may be suspended for specified periods during the trading day. Futures contract prices could move to the limit for several consecutive trading days with little or no trading, thereby preventing prompt liquidation of futures positions and potentially disguising substantial losses the Fund may ultimately incur.

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed new position limits on 28 physical commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC has appealed the court’s decision, and the vacated position limit regulations, or other regulations with similar effect, could still become effective in the future.

The CFTC’s existing position limit regulations require that a trader aggregate all positions in accounts over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under such regulations. In February 2013, Gresham NTA began operating under the independent account controller exemption such that Gresham NTA is not required to aggregate its positions with Gresham’s other division. If the CFTC were to terminate, suspend or revoke or not renew the independent account controller exemption, or if the exemption were otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham’s other division for purposes of the CFTC’s position limits regulations. In that case, it is possible that investment decisions of the Commodity Sub-advisor would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham LLC and could adversely affect the Fund.

The vacated regulations are extremely complex and, if ultimately implemented, whether in their current or an alternative form, may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund. The full implementation of the Fund’s investment strategy could be negatively impacted by the existing or any future position limits regulations.

Any deflation or unanticipated changes in inflation may negatively affect the expected future spot price of underlying commodities. Deflation or unanticipated changes in the rate of inflation may result in changes in the future spot price of the underlying commodities that could negatively affect the Fund’s profitability and result in potential losses. In addition, reduced economic growth may lead to reduced demand for the underlying commodities and put downward pressure on the future spot prices, adversely affecting the Fund’s operations and profitability. Although the Manager and the Commodity Sub-advisor believe that the Fund’s options strategy can provide the potential for current gains from option premiums, in up markets, the Fund will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of options written by the Fund plus the premium collected by writing the call options.

Options Strategy Risks

There can be no assurance that the Fund’s options strategy will be successful. The Fund uses options on commodity futures and forward contracts to seek to enhance the Fund’s risk-adjusted total returns. The Fund may seek to protect its commodity futures and forward contracts positions in the event of a market decline in those positions by purchasing commodity put options that are “out-of-the money.” The Fund’s use of options, however, may not provide any, or only partial, protection from adverse commodity price changes. Specific price movements of the commodities or futures contracts underlying an option cannot be accurately predicted. There may be imperfect correlation between the changes in the market value of the futures contracts and the corresponding options contracts held by the Fund. Accordingly, the return performance of the Fund’s commodity futures and forward contracts may not parallel the performance of the commodities or indices that serve as the basis for the options bought or sold by the Fund; this basis risk may reduce the Fund’s overall returns. Investing in options is volatile and requires an accurate assessment of the market and the underlying instrument. Factors such as increased or reduced volatility, limited dollar value traded and timing of placing and executing orders may preclude the Fund from achieving the desired results of the options strategy and could affect the Fund’s ability to generate income and gains and limit losses. Because of the volatile nature of the commodities markets, the writing (selling) of commodity options involves a high degree of risk.

The Fund may forego gains (i.e. capital appreciation) above the option exercise price on up to approximately 50% of its commodity futures and forward contracts as a result of selling “out-of-the-money” commodity call options. The Fund writes commodity call options with terms up to one year that may be up to 20% “out-of-the-money” on a continual basis on up to approximately 50% of the notional value of each of its commodity futures and forward contract positions that, in Gresham’s determination, have sufficient option trading volume and liquidity. As the writer of a call option, the Fund sells, in exchange for receipt of a premium, the right to any appreciation in the value of the futures or forward contract over a fixed price on or before a certain date in the future. Accordingly, the Fund is effectively limiting its potential for appreciation to the amount the option is “out-of-the-money” during the option term on up to approximately 50% of the notional value of its portfolio invested in commodity futures and forward contract positions. As commodity prices change, an option that was out-of-the-money when written may subsequently become “in-the-money.”

The Fund may incur put premium costs without benefiting from its investment in commodity put options. The Fund does not currently intend to purchase put options and therefore will not incur put premium costs. In the future, however, the Fund may purchase commodity put options on all or substantially all of the notional value of its commodity futures and forward contract positions. As a holder of a put option, the Fund, in exchange for payment of a premium, has the right to receive from the seller of the commodity put option, if the current price is lower than the exercise price, the difference between the put exercise price and the current price of the underlying commodity futures or forward contract on or before a specified date (in the case of “American-style” options, on or before the expiration date or, in the case of “European-style” options, at the expiration date). If the price of the commodity futures or forward contract is greater than the exercise price of the put option upon expiration, then the Fund will have incurred the cost of the option but not have received any benefit from its purchase. In addition, because the Fund generally will purchase commodity put options that are substantially out-of-the-money, the Fund will not be protected against, and will bear the loss associated with, a market decline down to the exercise price of the option.

The Fund is subject to gap risk, which is the risk that a commodity price will change from one level to another with no trading in between. Usually such movements occur when there are adverse news announcements, which can cause a commodity price to drop substantially from the previous day’s closing price. In the event of an extreme market change or gap move in the price of a single commodity when Gresham is unable to trade, the Fund’s exposure to that commodity will increase in proportion to the Fund’s option exposure. The Fund’s option strategy increases the Fund’s gap risk and could adversely affect the Fund’s performance in the event that the price of an individual commodity futures contract drops substantially. Gap risk may also negatively impact the trading price of the Fund’s shares.

Risk that the Fund’s Shares May Trade at a Discount to Net Asset Value

There is a risk that the Fund’s shares may trade at prices other than the Fund’s net asset value per share. The net asset value of each share will change as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a share may be different from the net asset value of a share and that shares may trade at a discount from their net asset value (which could be significant). The price difference may be due to the fact that supply and demand forces at work in the secondary trading market for shares are not necessarily the same as the forces influencing the prices of the commodity futures and forward contracts and other instruments held by the Fund at any point in time.

Risks Related to an Exchange Listing

NYSE MKT may halt trading in the shares which would adversely impact your ability to sell shares. The Fund’s shares are listed on the NYSE MKT under the market symbol “CFD.” Trading in shares may be halted due to market conditions or, in light of the NYSE MKT rules and procedures, for reasons that, in the view of the NYSE MKT, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the shares will continue to be met or will remain unchanged.

The lack of an active trading market for shares may result in losses on your investment at the time of disposition of your shares Although the Fund’s shares are listed on the NYSE MKT, there can be no guarantee that an active trading market for the shares will be maintained. If you need to sell your shares at a time when no active market for them exists, the price you receive for your shares, assuming that you are able to sell them, likely will be lower than that you would receive if an active market did exist.

Commodity Sub-advisor Risks

Gresham is using the TAP PLUSSM strategy for the Fund that differs from the TAP® strategy, which has a longer historical performance record. Gresham’s historical performance record (as presented in the Fund’s information statement posted on its website) reflects the use of TAP® and TAP PLUSSM. Prior to the completion of the Fund’s initial public offering, Gresham had not previously employed TAP PLUSSM (TAP® plus the options strategy) for the accounts of clients and, as a result, its historical performance record for TAP® is not based on an investment approach that is identical to the investment approach used for the Fund. TAP PLUSSM is designed to enhance the Fund’s risk-adjusted total returns, which may have the effect of limiting the level of gains or losses that the Fund otherwise would achieve. Therefore, Gresham’s historical performance record for TAP® is not as relevant to investors in the Fund as it would be if Gresham were using only TAP® in investing for the Fund.

Past performance is no assurance of future results. The Fund’s performance to date is due in part to the proprietary commodity investment methodology employed by Gresham. Gresham bases its investment decisions on three inputs: (i) systematic calculations of the values of global commodity production; (ii) total U.S. dollar trading volume on commodity futures and forwards exchanges and (iii) global import/export trade values. If Gresham were removed or replaced, any subsequent commodity sub-advisor to the Fund might employ a different commodity investment strategy than Gresham. Neither Gresham’s proprietary methodology nor the investment methodology that may be used by any subsequent commodity sub-advisor takes into account unanticipated world events that may cause losses to the Fund. In any event, past performance does not assure future results.

Descriptions of the Commodity Sub-advisor’s strategies may not be applicable in the future. The Commodity Sub-advisor or any subsequent commodity sub-advisor may make material changes to the investment strategy it uses in investing the Fund’s assets with the consent of the Manager, who has the sole authority to authorize any material changes. If this happens, the descriptions in this document would no longer be accurate or useful. The Manager does not anticipate that this will occur frequently, if at all. You will be informed of any changes to the Commodity Sub-advisor’s strategy that the Manager deems to be material; however, you may not be notified until after a change occurs. Non-material changes may be made by the Commodity Sub-advisor or any subsequent commodity sub-advisor without the Manager’s consent. Such potential changes may nevertheless affect the Fund’s performance.

Speculative position limits and daily trading limits may reduce profitability and result in substantial losses. All accounts owned or managed by a commodity trading advisor, such as the Commodity Sub-advisor, its principals and its affiliates are typically combined for speculative position limit purposes.

It is possible that the Commodity Sub-advisor will approach or reach position limits and, if so, will have a conflict of interest with respect to allocating limited positions among various accounts it manages. Further, the investment decisions of the Commodity Sub-advisor may be modified to avoid exceeding regulatory position limits, potentially subjecting the Fund to substantial losses and forcing the Fund to forego certain opportunities. The Commodity Sub-advisor may have to reduce the size of positions that would otherwise be taken for the Fund, liquidate commodity futures contracts at disadvantageous times or prices, or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits.

Modification of trades that would otherwise be made by the Fund, if required, could adversely affect the Fund’s operations as well as profitability. In addition, a violation of speculative position limits by the Commodity Sub-advisor could lead to regulatory or self-regulatory action resulting in mandatory liquidation of certain positions held by the Commodity Sub-advisor on behalf of its accounts. There can be no assurance that the Commodity Sub-advisor will liquidate positions held on behalf of all the Commodity Sub-advisor’s accounts, including the Commodity Sub-advisor’s own accounts, in a proportionate manner. In the event the Commodity Sub-advisor chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses.

Increased competition could adversely affect the Fund. The Commodity Sub-advisor believes that there has been, over time, an increase in interest in commodity investing. As Gresham’s capital under management increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Commodity Sub-advisor, or otherwise alter historical trading patterns or affect the execution of trades, to the detriment of the Fund.

Other Risks of the Fund’s Investment Strategy

There may be a loss on investments in short-term debt securities. When the Fund purchases a futures contract, the Fund is required to deposit with its futures commission merchant only a portion of the value of the contract. This deposit is known as “initial margin.” If and when the market moves against the position, the Fund is required to make additional deposits known as “variation margin.” The Fund invests its assets, other than the amount of margin required to be maintained by the Fund, in short-term, high grade debt securities. The value of these high grade debt securities generally moves inversely with movements in interest rates (declining as interest rates rise). The value of these high grade debt securities might also decline if the credit quality of the issuer deteriorates, or if the issuer defaults on its obligations. If the Fund is required to sell short-term debt securities before they mature when the value of the securities has declined, the Fund will realize a loss. This loss may adversely impact the price of the Fund’s shares.

Daily disclosure of portfolio holdings could allow replication of the Fund’s portfolio and could have a negative effect on the Fund’s holdings. Because the Fund’s total portfolio holdings are disclosed on a daily basis, other investors may attempt to replicate the Fund’s portfolio or otherwise use the information in a manner that could have a negative effect on the Fund’s individual portfolio holdings and the Fund’s portfolio as a whole.

Certain of the Fund’s investments may become illiquid. The Fund may not always be able to liquidate its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity investments.

Unexpected market illiquidity may cause losses to investors. The large stated value of the Fund’s commodity investments increases the risk of illiquidity by both making those investments more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so.

An investment in the Fund may not necessarily diversify an investor’s overall portfolio. The investment performance of commodities has shown little long-term historical correlation to the performance of other asset classes such as U.S. equities and U.S. bonds. Little correlation means that there is a low statistical relationship between the performance of commodity investments, on the one hand, and U.S. equities and U.S. bonds, on the other hand. Because there is little long-term historical correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods in the stock or bond markets, or vice versa. If, during a particular period of time, the Fund’s performance moves in the same general direction as the other financial markets or the Fund does not perform successfully relative to overall commodity markets, you may obtain little or no diversification benefits during that period from an investment in the Fund’s shares. In such a case, the Fund may have no gains to offset your losses from such other investments, and you may suffer losses on your investment in the Fund at the same time losses on your other investments are increasing.

During a period when commodity prices are fairly stable, the absence of “backwardation” in the prices of commodity futures contracts held long by the Fund may cause the price of your shares to decrease. As the futures contracts held by the Fund near expiration, they are replaced by contracts that have a later expiration. For example, a contract purchased and held in March 2013 may have an expiration date in June 2013. As this contract nears expiration, a long position in the contract may be replaced by selling the June 2013 contract and purchasing a contract expiring in September 2013. This process is known as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities such as crude oil, heating oil and sugar, that are typically consumed immediately rather than stored) have often been higher for contracts with near-term expirations than for contracts with longer-term expirations. This circumstance is referred to as “backwardation.” Absent other factors, in these circumstances, the sale of a long position in the June 2013 contract would be made at a higher price than the purchase of the September 2013 contract, thereby allowing the Fund to purchase a greater quantity of the September 2013 contract. Conversely, a “contango” market is one in which the prices of commodity futures contracts in the near-term months are lower than the prices of contracts in the longer-term months due to long-term storage costs and other factors. Commodities that have historically traded in a “contango” market are wheat, corn, gold, natural gas, coffee, lean hogs and soybean oil. The absence of “backwardation” or “contango” in certain commodities could adversely affect the value of the Fund’s portfolio and consequently decrease the value of your shares.

Investments in futures contracts will expose the Fund to the risk of temporary aberrations or distortions in the commodity markets. The Fund is subject to the risk that temporary aberrations or distortions in the markets (such as war, strikes, geopolitical events and natural disasters) will occur that impact commodity prices and negatively impact the value of the Fund’s positions, thereby adversely affecting the value of your shares.

Because the futures contracts have no intrinsic value, the positive performance of your investment is wholly dependent upon an equal and offsetting loss. Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in shares of the Fund does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while shares of the Fund trade unprofitably.

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

In addition, since 2010, the risks of investing in certain foreign government debt have increased dramatically as a result of the European debt crisis, which began in Greece and has spread to various other European countries. These debt crises and the ongoing efforts of governments around the world to address these debt crises have also resulted in increased volatility and uncertainty in the global financial markets, and it is impossible to predict the effects of these or similar events in the future on the Fund, though it is possible that these or similar events could have a significant adverse impact on the value and risk of investments held by the Fund.

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

Risk of Investing in Non-U.S. Markets

Investing in non-U.S. markets will expose the Fund to additional credit and regulatory risk. The Fund currently expects that up to 40% of its net assets invested in commodity futures and forward contracts and options on commodity futures and forward contracts may be in non-U.S. markets. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the SEC, CFTC, NFA or any domestic exchange regulate activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws or regulations. Similarly, the rights of market participants, such as the Fund, in the event of the insolvency or bankruptcy of a non-U.S. exchange or broker are also likely to be more limited than in the case of U.S. exchanges or brokers. As a result, in these markets, the Fund would have less legal and regulatory protection than it does when it invests domestically.

Investing through non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss on investments of the Fund in the affected international markets.

The Fund’s non-U.S. investments may be exposed to losses resulting from non-U.S. exchanges that are less developed or less reliable than U.S. exchanges. Some non-U.S. commodity exchanges may be in a more developmental stage than U.S. exchanges, so that prior price histories may not be indicative of current price dynamics. In addition, the Fund may not have the same access to certain contracts on foreign exchanges as do local traders, and the historical market data on which the Commodity Sub-advisor bases its strategies may not be as reliable or accessible as it is in the U.S. All of these factors could adversely affect the performance of the Fund.

Regulatory and Operating Risks

The Fund is not a regulated investment company. Unlike other Nuveen Investments-sponsored funds, the Fund is not a mutual fund, a closed-end fund, or any other type of investment company within the meaning of the 1940 Act. Accordingly, you do not have the protections afforded by that statute which, among other things, regulates the relationship between the investment company and its investment adviser and mandates certain authority to be held by the board of directors of an investment company.

The Fund has a limited operating history. The Fund commenced its investment activities on September 30, 2010 following the completion of its initial public offering and has a limited operating history. Therefore, the Fund has a limited performance history to serve as a basis for you to evaluate an investment in the Fund.

Manager and Commodity Sub-advisor experience. Before the Fund commenced operations, the Manager had not previously operated a commodity pool or selected a commodity trading advisor. While the Commodity Sub-advisor had previously managed assets pursuant to TAP®, it had never employed TAP PLUSSM when managing assets for clients before the Fund commenced operations.

Conflicts of interest could adversely affect the Fund. There are conflicts of interest in the structure and operation of the Fund. The Manager has sole authority to manage the Fund, and its interests may conflict with those of Fund shareholders. For example, the Manager’s fees are based on the Fund’s net assets, which could provide an incentive for the Manager to reduce or suspend distributions by the Fund. In addition, the collateral Sub-advisor and Commodity Sub-advisor are affiliates of the Manager. Each Sub-advisor may encounter conflicts between the interests of the Fund and its other clients. Further, a conflict of interest may also arise when the Commodity Sub-advisor approaches or reaches position limits with respect to futures positions established for the benefit of the Fund and fails to allocate limited contracts available among other accounts it manages or, alternatively, liquidates positions held by other accounts in a disproportionate manner. Although the Fund, the Manager, and the Sub-advisors have not established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund, the Manager and the sub-advisors have adopted codes of ethics in recognition of their fiduciary obligations to clients, including the Fund, and in accordance with applicable securities and commodities laws and regulations. Each of the Manager and the Sub-advisors resolve conflicts of interest as they arise based on its judgment and analysis of the particular conflict. The Manager and the Sub-advisors seek to resolve all potential conflicts in a manner that is fair and equitable to the Fund and its shareholders over time. However, it is possible that the Manager and/or the Sub-advisors could resolve a potential conflict in a manner that is not in the best interest of the Fund or its shareholders.

Departure of key personnel could adversely affect the Fund. In managing and directing the Fund’s activities and affairs, the Manager relies heavily on Gresham, which has a relatively small number of personnel. If any of

Jonathan S. Spencer, President and Chief Investment Officer of Gresham LLC, Douglas J. Hepworth, Director of Research of Gresham LLC, or Susan Wager and Randy Migdal, the Fund’s portfolio managers, were to leave Gresham LLC or be unable to carry out their present responsibilities, it may have an adverse effect on the Fund’s management. In addition, should market conditions deteriorate or for other reasons, Nuveen, NCAM, Nuveen Asset Management and Gresham LLC may need to implement cost reductions in the future which could make the retention of qualified and experienced personnel more difficult and could lead to personnel turnover.

Shareholders have limited voting rights, and the independent committee has certain limited duties and powers, and neither will be able to affect management of the Fund regardless of performance. Unlike the holder of capital stock in an investment company, Fund shareholders have limited voting rights or other means to control or affect the Fund’s business. The Fund also does not have a board with the ability to control the management and operation of the Fund that would be typical of a board of directors of a corporation. In addition, the powers and duties of the independent committee are very limited with respect to the Fund. The independent committee’s sole powers are (i) to terminate for cause the Manager of the Fund (which, under the Trust Agreement, will automatically cause the Fund to terminate and be liquidated if at the time there is not a remaining Manager and shareholders have not voted to elect a replacement Manager), and (ii) to serve the audit committee and nominating committee functions of the Fund. The independent committee, unlike the board of directors of an investment company, does not have the power to cause the Fund to change its investment objective or policies, effect changes to operations, approve the advisory fees of the Manager or replace the Manager or Sub-advisors. Rather, the power to determine the Fund’s policies and direct its operations is conferred on the Manager. Thus, Fund shareholders do not benefit from the protection of their interests afforded to registered investment companies under the 1940 Act through the existence of an independent board of directors with extensive powers to control the operations of the company. Therefore, the shareholders to a large extent are dependent on the abilities, judgment and good faith of the Manager in exercising its wide-ranging powers over the Fund, limited solely by the implied covenant of good faith and fair dealing applicable to the Manager in its relations with the Fund and its shareholders. If the Manager voluntarily withdraws or is removed by a vote of shareholders and shareholders have not voted to elect a replacement Manager, the Fund will terminate and will liquidate its assets pursuant to the Trust Agreement.

The Manager may not be removed by Fund shareholders except upon approval by the affirmative vote of the holders of over 50% of the outstanding shares (excluding shares owned by the Manager and its affiliates), subject to the satisfaction of certain conditions. Any removal of the Manager by Fund shareholders or by the independent committee (upon 60 days written notice and under certain limited circumstances) will result in the liquidation of the Fund if at the time there is not a remaining manager unless a successor manager is appointed as provided in the Trust Agreement. Thus, it is extremely unlikely that Fund shareholders will be able to make any changes in the management of the Fund, even if performance is poor.

Fees and expenses are charged regardless of Fund performance and may result in depletion of assets. Regardless of its investment performance, the Fund pays brokerage commissions, over-the-counter dealer spreads, management fees and operating and extraordinary expenses. A management fee will be paid by the Fund even if the Fund experiences a net loss for the year. Consequently, the expenses of the Fund could, over time, result in significant losses to your investment therein, including the loss of all of your investment. You may not achieve profits, significant or otherwise.

The value of the shares may be adversely affected if the Fund is required to indemnify the members of the independent committee or the Manager. Under the Trust Agreement, each of the members of the independent committee and the Manager has the right to be indemnified for any liability or expense it incurs absent actual fraud or willful misconduct. That means that the Manager may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the members of the independent committee. Any sale of that kind would reduce the net asset value of the Fund and the value of the shares.

The failure of a clearing broker to comply with financial responsibility and customer segregation rules and/or the bankruptcy of one of the Fund’s clearing brokers could result in a substantial loss of Fund assets. Under current CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. There is a risk that assets deposited by the Fund with the clearing broker as margin for futures contracts may, in certain circumstances, be used to satisfy losses of other clients of the Fund’s clearing broker or the clearing broker’s own payment obligations. In addition, the assets of the Fund may not be fully protected in the event of that clearing broker’s bankruptcy, as the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a pro rata share of all property available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and their clearing organizations, if any, on which commodity interest contracts are traded.

Similarly, the CEA requires a clearing organization approved by the CFTC as a derivatives clearing organization to segregate all funds and other property received from a clearing member’s clients in connection with domestic futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, all customer funds held at a clearing organization in connection with any futures or options contracts are held in a commingled omnibus account and are not identified to the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. As a result, in the event of a default of the clearing broker’s other clients or the clearing broker’s failure to extend its own funds in connection with any such default, the Fund would not be able to recover the full amount of assets deposited by the clearing broker on behalf of the Fund with the clearing organization.

The clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear the Fund’s trades.

An investment in the shares may be adversely affected by competition from other methods of investing in commodities. The Fund competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Manager’s or Commodity Sub-advisor’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the shares.

The commodity markets have volatility risk. The commodity markets have experienced periods of extreme volatility. General market uncertainty and consequent repricing risk have led to market imbalances of sellers and buyers, which in turn have resulted in significant reductions in values of a variety of commodities. Similar future market conditions may result in rapid and substantial valuation increases or decreases in the Fund’s holdings. In addition, volatility in the commodity and securities markets may directly and adversely affect the setting of distribution rates on the Fund’s shares.

The Fund has not been subject to independent review or review on your behalf. Shareholders do not have legal counsel representing them in connection with the Fund. Accordingly, a shareholder should consult its legal, tax and financial advisers regarding the desirability of investing in the Fund. As previously noted, you cannot predict the expected results of this Fund from the performance history of other accounts managed by the Commodity Sub-advisor.

Deregistration of the Manager or Sub-advisors could disrupt operations. The Manager and the Commodity Sub-advisor are registered commodity pool operators, the Commodity Sub-advisor is a registered commodity trading advisor and the Collateral Sub-advisor is a registered investment adviser. If the CFTC were to terminate, suspend, revoke or not renew the Manager’s commodity pool operator registration, the Manager would be compelled to withdraw as the Fund’s manager, and the shareholders would then determine whether to select a replacement manager or to dissolve the Fund. If the CFTC and/or the SEC, as applicable, were to terminate, suspend, revoke or not renew either of the Sub-advisor’s registrations, the Manager would terminate the management agreement with that Sub-advisor. The Manager could choose to appoint a new sub-advisor or terminate the Fund. No action is currently pending or threatened against the Manager, the Commodity Sub-advisor or the collateral Sub-advisor.

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The total return generated by the Fund’s investments can vary widely over the short term and long term and the Fund may liquidate investments in order to make distributions. The timing and terms of any such liquidation could be disadvantageous to the Fund. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees.

New regulatory developments may increase competition from other exchange-traded commodity funds that could limit the market for, and reduce the liquidity of, the shares. The CFTC recently adopted rules that, subject to certain conditions, permit the manager (commodity pool operator) of an exchange-traded commodity fund to claim relief from certain requirements relating to the delivery and acknowledgment of commodity pool disclosure documents, delivery of monthly account statements, and the requirement to keep the Fund’s books and records at the commodity pool operator’s main business office. In addition, those rules exempt the independent directors and trustees of an actively managed, exchange-traded commodity pool from having to register as commodity pool operators in their own right, where those persons are required to serve as such only for purposes of composing an audit or other committee under the Sarbanes-Oxley Act of 2002 and exchange listing requirements. These rules may increase the attractiveness of forming exchange-traded commodity funds similar to the Fund, relative to other investment vehicles, including hedge funds, other commodity pools, traditional debt and equity securities issued by companies in the commodities industry and securities backed by or linked to commodities. An increase in the number of such funds facilitated by the new rules could limit the market for, and reduce the liquidity of, the shares and/or make it more difficult for the Fund to implement its investment strategy.

Tax Risk

Your tax liability may exceed cash distributions. You will be taxed on your share of the Fund’s taxable income and gain each year, regardless of whether you receive any cash distributions from the Fund. Your share of such income or gain, as well as the tax liability generated by such income or gain, may exceed the distributions you receive from the Fund for the year.

You could owe tax on your share of the Fund’s ordinary income despite overall losses. Gain or loss on futures and forward contracts and options on futures and forward contracts will generally be taxed as capital gains or losses for U.S. federal income tax purposes. Interest income is ordinary income. In the case of an individual, capital losses can only be used to offset capital gains plus $3,000 ($1,500 in the case of a married taxpayer filing a separate return) of ordinary income each year. Therefore, you may be required to pay U.S. federal income tax on your allocable share of the Fund’s ordinary income, even though the Fund incurs overall losses.

Certain Fund expenses may be treated as miscellaneous itemized deductions rather than as deductible ordinary and necessary business expenses. Certain expenses incurred by the Fund may be treated as miscellaneous itemized deductions for U.S. federal income tax purposes, rather than as deductible ordinary and necessary business expenses, with the result that shareholders who are individuals, trusts, or estates may be subject to limitations on the deductibility of their allocable share of such expenses.

Tax-exempt investors may recognize unrelated business taxable income with respect to their investment in the Fund. Persons that are otherwise exempt from U.S. federal income tax may be allocated unrelated business taxable income as a result of their investment in the Fund. In particular, for charitable remainder trusts, investment in the Fund may not be appropriate.

Non-U.S. investors may face U.S. tax consequences. Non-U.S. investors should consult their own tax advisors concerning the applicable foreign as well as the U.S. federal income tax implications of an investment in the Fund. Non-U.S. investors may also be subject to special withholding tax provisions if they fail to furnish the Fund (or another appropriate person) with a timely and properly completed Form W-8BEN or other applicable form.

Changes in the Fund’s tax treatment could adversely affect distributions to shareholders. The Fund believes that under current law and regulations it will be taxed as a partnership that is not subject to corporate income tax for U.S. federal income tax purposes. However, the Fund has not requested, nor will it request, any ruling from the Internal Revenue Service (“IRS”) as to this status. If the IRS were to challenge the U.S. federal income tax status of the Fund, such a challenge could result in (i) an audit of each shareholder’s entire tax return and (ii) adjustments to items on that return that are unrelated to the ownership of shares. In addition, each shareholder would bear the cost of any expenses incurred in connection with an examination of its personal tax return.

In addition, the Fund generally could be impacted adversely by proposed changes and future changes in U.S. federal income tax laws or tax administration, including changes that might treat publicly traded partnerships like the Fund as taxable corporations. If for any reason the Fund were taxable as a corporation for U.S. federal income tax purposes in any taxable year, its income, gains, losses and deductions would be reflected on its own tax return rather than being passed through (proportionately) to shareholders. Its net income would be subject to taxation, reducing cash available for distributions and resulting in distributions being treated as dividends to the extent of current or accumulated earnings and profits. Such a tax reclassification could materially reduce the overall performance and after-tax returns of the Fund, possibly causing a decline in the price of the Fund shares.

Items of income, gain, deduction, loss and credit with respect to Fund shares could be reallocated if the IRS does not accept the conventions used by the Fund in allocating Fund tax items. U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to widely held partnerships. The Fund will apply certain conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Fund shareholders in a manner that reflects shareholders’ share of Fund items, but these conventions may not be in full technical compliance with applicable tax requirements. It is possible that the IRS will successfully assert that the conventions used by the Fund to allocate income to the shareholders do not satisfy the technical requirements of the U.S. federal income tax law and could require that items of income, gain, deduction, loss or credit be reallocated in a manner that adversely affects you.

Tax rates and other features under current U.S. federal income tax law may be adversely affected in the future. As a result of recent legislation, long-term capital gains and ordinary income are now taxed to non-corporate investors at maximum U.S. federal income tax rates of 20% and 39.6%, respectively. There continue to be proposals for further changes to U.S. federal income tax law, some of which could adversely affect the Fund or its Shareholders.

Increased oversight of foreign financial assets. Under the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (commonly known as “FATCA”) enacted in 2010, foreign financial institutions and non-financial foreign entities and certain U.S. taxpayers holding foreign financial assets will be subject to an enhanced reporting, disclosure, certification, withholding, and enforcement regime. Among other things, certain “withholdable payments” made to a foreign financial institution or non-financial foreign entity will generally be subject to withholding tax unless the foreign financial institution enters into a disclosure compliance agreement with the U.S. Treasury or the non-financial foreign entity certifies as to its ownership. Such potentially “withholdable payments” under FATCA include certain interest, dividends, rents, and other gains or income from U.S. sources, but exclude income derived from the active conduct of a business. The general effective date of FATCA is January 1, 2014. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

You will receive a Schedule K-1 and as a result may incur additional costs. Investors in the Fund will receive a Schedule K-1 (not a Form 1099) reporting their allocable portion of the tax items of the Fund. This form is expected to be available by the end of the first week of March following the taxable year it relates to. If there were a delay in making Schedule K-1 available, it could be more difficult for investors to complete their tax return in a timely fashion. In the event the Fund has income and/or gains, investors may be required to pay taxes on their portion of such income and/or gains and the amount of those taxes may exceed their distributions from the Fund or the amount they receive when they sell their shares. Schedule K-1 is complex and shareholders who seek advice from tax advisors with respect to their Schedule K-1 may incur additional costs in the form of fees.

Possible constructive termination. Under U.S. federal income tax law applicable to publicly traded partnerships like the Fund, if a partnership experiences sales or exchanges of 50% or more of its shares during a twelve month period, the partnership is “constructively terminated,” requiring it to close its tax year (and file its tax returns for that period or request an extension by the 15th day of the fourth month after the month in which the termination occurs) and restart a new tax year. It is difficult for publicly traded partnerships to ascertain on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, a publicly traded partnership may not be aware that a constructive termination occurred until well after the fact, which potentially subjects the partnership to substantial penalties for failing to file the tax return for the period preceding the termination in a timely manner. Based on information received by the Manager to date, the Manager does not believe the Fund experienced a constructive termination during the tax year ended December 31, 2012.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) On September 27, 2010, the shares of the Fund began trading on the NYSE MKT (formerly known as the NYSE Amex) under the ticker symbol “CFD.”

The following table sets forth, for the calendar quarters indicated, the high and low intra-day market prices per share.

	Share Price
Quarter Ended	High	Low
December 31, 2012	$22.44	$19.40
September 30, 2012	$23.25	$20.20
June 30, 2012	$23.57	$19.16
March 31, 2012	$24.98	$20.48
December 31, 2011	$23.46	$18.59
September 30, 2011	$27.39	$20.41
June 30, 2011	$29.40	$24.55
March 31, 2011	$28.90	$25.16

The Fund’s shares will likely trade at a market price that is different from the daily computed net asset value of a share of the Fund. This may be due, in large part, to supply and demand forces at work in the secondary trading market for shares of the Fund, which may be related to, but not identical to, the forces influencing the prices of the commodity futures, options on commodity futures, and other instruments held by the Fund that affect the net asset value of the Fund’s shares. When the Fund’s shares are trading on the NYSE MKT at a price above the net asset value, the shares are referred to as trading at a “premium,” and conversely when the Fund’s shares are trading on the exchange at a price below the net asset value, the shares are referred to as trading at a “discount.” The following table sets forth, for the calendar quarters indicated, the high and low end of day premium and/or (discount), as applicable.

Quarter Ended	High	Low
December 31, 2012	(3.04%)	(9.43%)
September 30, 2012	0.53%	(5.80%)
June 30, 2012	(0.39%)	(9.18%)
March 31, 2012	2.44%	(13.01%)
December 31, 2011	(4.42%)	(17.60%)
September 30, 2011	1.65%	(11.31%)
June 30, 2011	3.02%	(3.40%)
March 31, 2011	3.65%	(4.05%)

As of December 31, 2012, the Fund had approximately 10,299 shareholders.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the 2011 and 2012 calendar years.

During the fiscal years ended December 31, 2012 and December 31, 2011, the Fund declared distributions per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 26, 2012	December 28, 2012	December 31, 2012	$0.145
November 28, 2012	November 30, 2012	December 3, 2012	$0.145
October 29, 2012	October 31, 2012	November 1, 2012	$0.145
September 26, 2012	September 28, 2012	October 1, 2012	$0.145
August 29, 2012	August 31, 2012	September 4, 2012	$0.145
July 27, 2012	July 31, 2012	August 1, 2012	$0.145
June 27, 2012	June 29, 2012	July 2, 2012	$0.145
May 29, 2012	May 31, 2012	June 1, 2012	$0.145
April 26, 2012	April 30, 2012	May 1, 2012	$0.145
March 28, 2012	March 30, 2012	April 2, 2012	$0.145
February 27, 2012	February 29, 2012	March 1, 2012	$0.145
January 27, 2012	January 31, 2012	February 1, 2012	$0.145
December 27, 2011	December 29, 2011	December 30, 2011	$0.145
November 28, 2011	November 30, 2011	December 1, 2011	$0.145
October 27, 2011	October 31, 2011	November 1, 2011	$0.145
September 28, 2011	September 30, 2011	October 3, 2011	$0.145
August 29, 2011	August 31, 2011	September 1, 2011	$0.145
July 27, 2011	July 29, 2011	August 1, 2011	$0.145
June 28, 2011	June 30, 2011	July 1, 2011	$0.145
May 26, 2011	May 31, 2011	June 1, 2011	$0.145
April 27, 2011	April 29, 2011	May 2, 2011	$0.145
March 29, 2011	March 31, 2011	April 1, 2011	$0.145
February 24, 2011	February 28, 2011	March 1, 2011	$0.145
January 27, 2011	January 31, 2011	February 1, 2011	$0.145

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

b) Since the Fund’s initial public offering, no new share offerings have taken place. Proceeds from the Fund’s initial public offering (including the shares sold upon exercise of the over-allotment option) were invested in short-term, high-grade debt securities which serve as collateral for the Fund’s investments in commodity futures and options on commodity futures, in accordance with the Fund’s investment objectives.

On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the SEC to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No. 1 to Form S-1 with the SEC. On October 5, 2012, the Fund withdrew the S-1 filing.

c) On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions. The Fund has repurchased shares pursuant to this program as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that may yet be Repurchased
12/21/11 to 12/31/11	38,000	$19.68	Approximately 882,000
1/1/12 to 1/31/12	9,800	$20.77	Approximately 872,200

No shares have been repurchased outside of the program described above.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund. Prior to the Fund’s initial public offering on September 27, 2010, the Fund had no operations other than those related to organizational matters. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	December 31, 2012	December 31, 2011	December 31, 2010		December 31, 2009	December 31, 2008
Total assets	$201,976,748	$220,582,524	$251,985,626		$956,000	$859,000
Total liabilities	$4,834,840	$6,402,395	$4,227,878		$956,000	$859,000
Net assets	$197,141,908	$214,180,129	$247,757,748		$-	$-
Net increase (decrease) in cash	$-	$(16)	$16		$-	$-
Shares outstanding	$9,219,240	9,229,040	9,267,040		-	-
Net asset value per share outstanding	$21.38	$23.21	$26.74		$-	$-
Total distributions per share	$1.7400	$1.7400	$0.4350		$-	$-

Total investment income	$248,744	$309,181	$80,235		$-	$-
Net investment income (loss)	$(3,626,137)	$(3,612,955)	$(1,185,458)		$-	$-
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$2,833,162	$(13,093,466)	$32,187,099		$-	$-
Net income (loss)	$(792,975)	$(16,706,421)	$31,001,641		$-	$-
Net income (loss) per weighted-average share	$(0.09)	$(1.80)	$3.43	(1)	$-	$-

(1)	For the period September 27, 2010 (the Fund’s commencement of operations) through December 31, 2010.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Total investment income	$65,786	$57,392	$60,753	$64,813
Net investment income (loss)	$(855,583)	$(840,928)	$(1,004,414)	$(925,212)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$8,002,554	$(14,733,759)	$18,205,535	$(8,641,168)
Net income (loss)	$7,146,971	$(15,574,687)	$17,201,121	$(9,566,380)
Increase (decrease) in net assets	$2,932,835	$(19,585,057)	$13,190,751	$(13,576,750)
Net income (loss) per weighted average share	$0.78	$(1.69)	$1.87	$(1.04)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Total investment income	$110,343	$73,513	$60,406	$64,919
Net investment income (loss)	$(893,397)	$(931,243)	$(974,722)	$(813,593)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$16,794,070	$(13,994,970)	$(22,936,840)	$7,044,274
Net income (loss)	$15,900,673	$(14,926,213)	$(23,911,562)	$6,230,681
Increase (decrease) in net assets	$11,869,510	$(18,957,376)	$(27,942,725)	$1,452,972
Net income (loss) per weighted average share	$1.72	$(1.61)	$(2.58)	$0.67

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in this Annual Report. The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to the Manager, the Commodity Sub-advisor and the Collateral Sub-advisor and are subject to a number of risks, uncertainties and other factors, both known (such as those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report) and unknown, that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and commenced operations on September 27, 2010, with the public offering of 8,550,000 shares. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the DJ-UBSCI when evaluating the performance of the commodity futures, forwards, and options positions (the commodity portfolio) in the Fund’s portfolio.

During the fiscal year ended December 31, 2010, the Fund completed its initial public offering, and its shares trade on the NYSE MKT. Since the Fund’s initial public offering, the Fund has used the proceeds from its share issuance as collateral, with the balance that is not maintained at BCI as initial and variation margin invested in short-term, high grade debt securities. The collateral supports various investments in futures contracts and call options on futures contracts in accordance with the Fund’s investment objectives.

Results of Operations

The Year Ended December 31, 2012 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $19.97 on the close of business on December 31, 2012. This represents a decrease of 1.63% in share price (not including an assumed reinvestment of distributions) from the $20.30 price at which the shares of the Fund traded on the close of business on December 30, 2011 (the last trading day of the previous fiscal year). The high and low intra-day share prices for the year were $24.98 (March 22, 2012) and $19.16 (June 1, 2012), respectively. During the year, the Fund paid distributions totaling $1.740 per share to shareholders. The Fund’s total return on market value for the year, which accounts for such distributions, was 6.67%. At December 31, 2012 (the last trading day of the year), shares of the Fund traded at a 6.59% discount to the Fund’s net asset value of $21.38 per share.

The Year Ended December 31, 2012 – Net Assets of the Fund

The Fund’s net assets decreased from $214.2 million at December 31, 2011, to $197.1 million at December 31, 2012, a decrease of $17.1 million. The decrease in the Fund’s net assets was due to $2.1 million in net realized gains and $0.7 million in net unrealized appreciation on the Fund’s commodity portfolio during the year, a net investment loss of $3.6 million, $16.1 million of distributions to shareholders, and a $0.2 million decrease in net assets due to share repurchases.

The Fund’s commodity portfolio, gained 1.43% for the year, before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, was down -1.06% for the year. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes reinvestment of the Fund’s distributions, was -0.50%. Commodity markets were relatively volatile during 2012 due to macroeconomic and geopolitical issues, such as the European sovereign debt crisis and unrest in the Middle East, continuing to weigh on the market’s expectations for global growth, and the supply and demand for physical commodities, while extreme drought across the US created fears of failed crops. Commodities prices generally fell from January through May 2012, then rallied until September, and weakened into year end.

Three of the six commodity groups in the Fund’s portfolio — agriculturals, industrial metals and precious metals — delivered positive returns for the year, while the energy, livestock and foods and fibers groups delivered negative returns. Agriculturals made the largest gain in the portfolio, up approximately 12% for the year, pushed higher by the damaging effects of drought. Soybean meal and soybeans saw the largest returns at approximately 41% and 23%, respectively, and other grains made substantial gains as well. Precious metals increased approximately 7% in the Fund, which Gresham believes was due to investors seeking protection from potential future inflation from central banks’ accommodative monetary policy — gold and silver returned approximately 7% and 9%, respectively. Industrial metals rose approximately 0.5% on hopes of rising industrial production (particularly lead, zinc and copper). The energy group fell approximately 2% on declines in crude oil and natural gas (approximately 2% and 22%, respectively). Livestock ended the year near where it started, losing approximately 0.5%. Foods and fibers dropped approximately 15% for the year as favorable growing conditions fostered large crops in cotton, sugar and coffee, which returned approximately -10%, -10% and -25% for the Fund, respectively.

Relative to its benchmark, the DJ-UBSCI, the Fund outperformed in four commodities groups (energy, livestock, precious metals and foods and fibers), underperformed in agriculturals, and performed in line with the benchmark in industrial metals. The sharp run-up in prices of grains in 2012’s second and third quarters resulted in the exercise of some of the Fund’s covered call options, leading to underperformance in all positions in the agriculturals group, except soybean oil. However, the Fund’s positions in agriculturals nonetheless gained approximately 12% for the year, versus 14.45% for the DJ-UBSCI. In energy, the Fund outperformed in crude oil, heating oil, natural gas and unleaded gas. The Fund lost approximately 2% on its energy holdings, compared to a loss of 9% for the DJ-UBSCI, due to profitable management of contract positions, especially in natural gas, and premiums earned on the portfolio’s covered options.

The Fund employs a strategy of writing covered options on commodities futures positions in the portfolio, with the goals of limiting the volatility of the Fund’s return and providing cash flow for the Fund’s distributions. Over the period, the commodity call option component of the Fund’s portfolio was generally successful, as it served to limit volatility and allowed the Fund to participate meaningfully in the upside appreciation of certain underlying commodity futures contracts. The Commodity Sub-advisor utilizes a quantitative strategy to determine the strike prices of the call options it writes (sells) at various levels out of the money. Typically, the further out of the money a written call option’s strike price is, the more upside potential remains for the underlying futures contract, although this potential can be offset by a smaller premium being received for selling the option.

During the year, several of the commodity futures portfolio’s call options expired without being exercised. Depending on the contract and time period, this allowed the Fund to earn the entire call option premium without sacrificing any appreciation on the related futures contract, thereby offsetting some of the Fund’s losses, and benefiting the Fund’s overall performance. In certain cases during the year where the futures contract price appreciation was significant, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. This effect is illustrated by corn, where the commodity returned approximately 19% in the DJ-UBSCI for 2012 but 6% for the Fund over the same period, reflecting the negative impact of forgone futures contract appreciation due to option contracts being exercised. That is, the premiums received on the exercise of the options contracts were less than the foregone upside of the futures positions. (As noted, however, while the Fund did not capture all of the upside appreciation in certain agriculture-related commodity futures contracts, the Fund did participate meaningfully in the rise in agricultural commodity markets for the year, returning approximately 12% versus 14% for the DJ-UBSCI.) In summary, the options program allowed the Fund to limit its volatility relative to its benchmark while also allowing the Fund to participate meaningfully in the appreciation in those commodity groups with strong price appreciation.

During the year ended December 31, 2012, the Fund’s collateral investments generated interest income of $248,744, which represents 0.12% of average net assets for the fiscal year.

The net asset value per share on December 31, 2012, was $21.38. This represents a decrease of 7.88% in net asset value (not including the effect of distributions) from the $23.21 net asset value per share as of December 31, 2011. The Fund paid distributions totaling $1.740 per share to shareholders during the year. When these distributions are taken into account, the total return for the Fund on net asset value was -0.50% for the year ended December 31, 2012.

The Fund generated a net loss of $0.8 million for the year ended December 31, 2012, resulting from interest income of $0.3 million, net expenses of $3.9 million, net realized gains of $2.1 million, and net unrealized appreciation of $0.7 million.

The Year Ended December 31, 2011 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.30 at the close of business on December 30, 2011 (the last trading day of the year). This represents a decrease of 21.32% in share price (not including the effect of distributions) from the $25.80 price at which the shares of the Fund traded on the close of business on December 31, 2010 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the year were $29.40 (April 29, 2011) and $18.59 (December 19, 2011), respectively. During the year, the Fund paid distributions totaling $1.740 per share to shareholders. The Fund’s total return on market value for the year, which accounts for such distributions, was -15.59%. At December 30, 2011 (the last trading day of the year), the shares of the Fund traded at a 12.54% discount to the Fund’s net asset value of $23.21 per share.

The Year Ended December 31, 2011 – Net Assets of the Fund

The Fund’s net assets decreased from $247.8 million at December 31, 2010, to $214.2 million at December 31, 2011, a decrease of $33.6 million. The decrease in the Fund’s net assets was due to $7.9 million in net realized gains and $21.0 million in net unrealized depreciation on the Fund’s commodity portfolio during the year, a net investment loss of $3.6 million, $16.1 million of distributions declared to shareholders, and a $0.8 million decrease in net assets due to share repurchases.

The Fund’s commodity and options portfolio finished 2011 on a positive note gaining 3.3% in the fourth quarter before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, gained 0.3% during the fourth quarter. The Fund’s commodity and options portfolio finished the full calendar year 2011 down 6.1% before considering expenses of the Fund, while its benchmark, the DJ-UBSCI, finished down 13.3%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distributions, was -7.16%. Commodity markets were relatively volatile during the majority of 2011, with issues such as the European sovereign debt crisis and unrest in the Middle East remaining unresolved and affecting the market’s expectations for global growth.

Individual commodity markets were mixed in 2011 with three of the six principal commodity groups in the Fund’s commodity portfolio finishing higher. Livestock led the way with an increase of more than 2%, while the energy and the precious metals groups each finished approximately 1% higher. These groups were led by unleaded gas, gold, and feeder cattle sub-groups, which gained approximately 16%, 11%, and 7% respectively. The three groups that declined in 2011 were industrial metals, which decreased approximately 20% as each individual commodity within the sector posted negative returns, agriculture, which decreased approximately 13%, and foods & fibers, which declined approximately 9% over the year. At the sub-group level, the significant detractors were natural gas, cocoa, wheat, and zinc, which declined approximately 38%, 32%, 25%, and 23% respectively.

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

During the year ended December 31, 2011, the Fund’s collateral investments generated interest income of $309,181, which represents 0.13% of average net assets for the fiscal year.

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

The Year Ended December 31, 2010 – Fund Share Price

The Fund’s shares were initially offered on September 27, 2010, at a price of $25.00 per share. Since the initial offering, the share price on the NYSE MKT increased 3.20% (not including the effect of distributions) to $25.80 at December 31, 2010. The high and low share prices for the year were $28.00 (October 13, 2010) and $22.54 (October 1, 2010), respectively. During the year, the Fund paid distributions totaling $0.435 per share to shareholders. The cumulative total return on market value for the Fund, including the distributions paid during the period, was 4.99%. At December 31, 2010, the shares of the Fund traded at a 3.52% discount to the Fund’s net asset value.

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

The Fund’s commodity portfolio, which the Fund began trading on October 1, rose slightly more than 15% during the period before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI rose 15.8%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distributions, was 13.92%. Commodity market performance was driven in part by the continuing recovery of global economic growth and the expectation of rising inflation. In addition, global supply forces such as weather-related concerns including drought in Russia and floods in Australia combined with strong demand from emerging markets to increase commodity prices.

The Fund’s commodity portfolio performed well in this environment as it generated positive returns in all six principal commodity groups and all sub-groups in which it trades. Among the six principal commodity groups in which the Fund trades, foods and fibers, agriculture and precious metals led the commodity portfolio’s results and experienced an increase in value of approximately 28%, 26% and 13%, respectively. The remaining commodity groups, energy, industrial metals, and livestock, experienced increases of nearly 11%, over 11% and more than 5%, respectively. The commodity portfolio’s largest futures holding was crude oil, which represented about one-fifth of the futures and options portfolio at year end and generated a return of approximately 11.3% versus the DJ-UBSCI return of 9.7%. Crude oil, like gold and copper, continued to behave like a “risk asset,” performing well when equities performed well and poorly when U.S. Treasury securities performed well. With the anticipation of further quantitative easing building around the U.S. Federal Reserve’s November 3, 2010 meeting, investors continued to focus on assets tied to inflation and dollar weakness. Crude oil prices rose sharply at the end of October, with strong buying interest in the near term futures contracts coupled with producer hedging driving the demand for long-term futures contracts. Other areas of relative strength versus the DJ-UBSCI included soybean meal, feeder cattle, platinum, cocoa, lead and palladium, all of which generated positive returns for the portfolio but are not represented in the index. Despite modest overweight positions in high-performing cotton and sugar, the commodity portfolio underperformed the DJ-UBSCI results in the foods and fibers group by about 10 percentage points or 28% versus 38% for the index over the period. This was largely due to the hedging impacts of the call options component which, while reducing the volatility of the portfolio, effectively limited the price appreciation otherwise experienced on the underlying futures contracts over and above call premiums received. The portfolio’s underweight holdings in strongly performing agricultural commodities, specifically corn, wheat and soybeans, also negatively impacted performance relative to the DJ-UBSCI.

During the year ended December 31, 2010, the Fund’s collateral investments generated interest income of $80,235, which represents 0.04% of average net assets for the period beginning on September 27, 2010, and ending on December 31, 2010.

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

Fund Total Returns

The following table presents selected total returns for the Fund as of December 31, 2012. Total returns based on market value and net asset value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value.

	Cumulative			Average Annual
	1 Month	3 Month	6 Month	1 Year	Since Inception
Market Value	-0.62%	-7.35%	2.02%	6.67%	-2.46%
Net Asset Value	-1.71%	-4.59%	3.75%	-0.50%	2.28%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy and the DJ-UBSCI as of December 31, 2012 and February 28, 2013. The December 31, 2012 composition serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark. During the beginning of 2013 Gresham made its annual determination for commodity weights for the TAP PLUSSM strategy. The February 28, 2013 composition is presented to illustrate the change in the commodity weightings as a result of the annual determination.

		December 31, 2012		February 28, 2013
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	19.12%	13.53%	19.53%	15.05%
	Heating Oil	5.14%	3.31%	5.17%	3.52%
	Natural Gas	5.60%	11.82%	7.46%	10.26%
	Unleaded Gas	3.82%	3.32%	3.59%	3.65%

		33.68%	31.98%	35.75%	32.48%

Industrial Metals	Aluminum	4.90%	5.73%	4.65%	4.79%
	Copper	10.21%	7.21%	9.10%	7.14%
	Nickel	1.61%	2.31%	1.40%	2.31%
	Zinc	1.47%	3.38%	1.34%	2.59%
	Lead	0.97%	0.00%	0.80%	0.00%

		19.16%	18.63%	17.29%	16.83%

Agriculturals	Corn	5.74%	7.03%	5.31%	7.37%
	Soybean	4.93%	8.20%	6.05%	5.62%
	Wheat	3.95%	6.04%	4.06%	4.77%
	Soybean Meal	1.59%	0.00%	2.27%	2.63%
	Soybean Oil	1.35%	3.19%	1.49%	2.81%

		17.56%	24.46%	19.18%	23.20%

Precious Metals	Gold	9.94%	9.80%	10.66%	10.57%
	Silver	3.53%	2.83%	3.43%	3.93%
	Platinum	0.78%	0.00%	0.83%	0.00%
	Palladium	0.46%	0.00%	0.46%	0.00%

		14.71%	12.63%	15.38%	14.50%

Foods and Fibers	Cotton	2.02%	1.52%	1.16%	1.87%
	Sugar	3.22%	3.06%	1.97%	3.74%
	Coffee	1.98%	1.66%	1.26%	2.31%
	Cocoa	0.59%	0.00%	0.39%	0.00%

		7.81%	6.24%	4.78%	7.92%

Livestock	Live Cattle	4.20%	3.94%	4.67%	3.17%
	Lean Hogs	1.98%	2.12%	1.94%	1.90%
	Feeder Cattle	0.90%	0.00%	1.01%	0.00%

		7.08%	6.06%	7.62%	5.07%

Total		100.00%	100.00%	100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options does not require a significant outlay of capital. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On April 15, 2011, the Fund filed a Registration Statement on Form S-1 with the SEC to register additional shares of the Fund for future issuance. On June 8, 2011, the Fund filed Pre-Effective Amendment No.1 to Form S-1 with the SEC. On October 5, 2012, the Fund withdrew the S-1 filing. On December 21, 2011 the Fund announced the adoption of an open-market share repurchase program pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. Refer to “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for details of repurchase activity during the fiscal year.

The Fund is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Fund’s liquidity needs.

Because the Fund invests in commodity futures contracts, its capital is at risk from changes in the value of these contracts (market risk) or the potential inability of clearing brokers or counterparties to perform under the terms of the contracts (credit risk).

Market Risk

Investing in commodity futures and forward contracts involves the Fund entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The market risk associated with the Fund’s commitments to purchase commodities will be limited to the gross or face amount of the contracts held.

The Fund’s exposure to market risk may be influenced by a number of factors, including changes in international balances of payments and trade, currency devaluations and revaluations, changes in interest and foreign currency exchange rates, price volatility of commodity futures and forwards contracts and market liquidity, weather, geopolitical events and other factors. These factors also affect the Fund’s investments in options on commodity futures and forward contracts. The inherent uncertainty of the Fund’s investments as well as the development of drastic market occurrences could ultimately lead to a loss of all, or substantially all, of investors’ capital.

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

The Fund attempts to minimize market risks, and the Commodity Sub-advisor attempts to minimize credit risks, by abiding by various investment limitations and policies, which include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-advisor implements procedures which include, but are not limited to:

•	Employing the options strategy to limit directional risk (although there is no guarantee that the Fund’s options strategy will be successful);

•	Executing and clearing trades only with counterparties the commodity Sub-advisor believes are creditworthy;

•	Limiting the amount of margin or premium required for any one commodity contract or all commodity contracts combined; and

•	Generally limiting transactions to contracts which are traded in sufficient volume to permit the efficient taking and liquidating of positions.

A commodity broker, when acting as the Fund’s futures commission merchant, is required by CFTC regulations to separately account for and segregate all assets of the Fund relating to domestic futures investments. A commodity broker is not allowed to commingle such assets with other assets of the commodity broker. In addition, CFTC regulations require a commodity broker, when acting as the Fund’s futures commission merchant, to hold in a “secured” account the assets of the Fund related to foreign commodity futures investments and not commingle such assets with assets of the commodity broker.

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

As it relates to the Fund’s assets held as collateral for its investments in commodity futures and forwards contracts, there is credit risk present in the securities used to invest the Fund’s cash. While these consist of cash equivalents U.S. government securities and other high-quality short-term debt securities, like any investment, these too would be affected by any credit difficulties that might be experienced by their issuers.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Collateral Sub-advisor, the Commodity Sub-advisor, the custodian, the transfer agent, the commodity broker and, to the extent that the Fund enters into OTC transactions, dealers. Management fee payments made to the Manager are calculated as a fixed percentage of the Fund’s net assets. The custodian fee is primarily based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the Fund’s total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract or round-turn basis, and payments to forward contract dealers are usually based on a fee or percentage of the notional value of the contract. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

•

Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Operations during the period in which the contract is closed or the changes occur, respectively.

•	Interest income, which reflects the amortization of premiums and includes accretion of discounts for financial reporting purposes, is recorded on an accrual basis.

Refer to note 2 of the Fund’s financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for the summary of significant accounting policies of the Fund.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of December 31, 2012. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of December 31, 2012, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2013	58	$111.1100	1,000	$6,444,380
	ICE Brent Crude Oil Futures Contract	Long	March 2013	55	109.8900	1,000	6,043,950
	NYMEX Crude Oil Futures Contract	Long	February 2013	140	91.8200	1,000	12,854,800
	NYMEX Crude Oil Futures Contract	Long	March 2013	48	92.2700	1,000	4,428,960
	NYMEX Crude Oil Futures Contract	Long	May 2013	85	93.1600	1,000	7,918,600
	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2013	27	927.0000	100	2,502,900
	NYMEX Heating Oil Futures Contract	Long	February 2013	41	3.0318	42,000	5,220,760
	NYMEX Heating Oil Futures Contract	Long	March 2013	19	3.0168	42,000	2,407,406
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2013	289	3.3510	10,000	9,684,390
	NYMEX Natural Gas Futures Contract	Long	April 2013	40	3.4030	10,000	1,361,200
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2013	34	2.7617	42,000	3,943,708
	NYMEX Gasoline RBOB Futures Contract	Long	March 2013	31	2.7636	42,000	3,598,207

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	January 2013	97	2,046.5000	25	4,962,763
	LME Primary Aluminum Futures Contract	Long	February 2013	95	2,061.0000	25	4,894,875
	LME Primary Aluminum Futures Contract	Long	March 2013	92	2,071.7500	25	4,765,025
	LME Primary Aluminum Futures Contract	Short	January 2013	(97)	2,046.5000	25	(4,962,763)
	Copper
	CEC Copper Futures Contract	Long	March 2013	110	3.6525	25,000	10,044,375
	LME Copper Futures Contract	Long	January 2013	1	7,912.5200	25	197,813
	LME Copper Futures Contract	Long	February 2013	51	7,923.7500	25	10,102,781
	LME Copper Futures Contract	Short	January 2013	(1)	7,912.5200	25	(197,813)
	Nickel
	LME Nickel Futures Contract	Long	January 2013	16	17,008.0000	6	1,632,768
	LME Nickel Futures Contract	Long	February 2013	15	17,035.0000	6	1,533,150
	LME Nickel Futures Contract	Long	March 2013	16	17,057.0000	6	1,637,472
	LME Nickel Futures Contract	Short	January 2013	(16)	17,008.0000	6	(1,632,768)
	Zinc
	LME Zinc Futures Contract	Long	January 2013	28	2,054.5000	25	1,438,150
	LME Zinc Futures Contract	Long	February 2013	28	2,068.0000	25	1,447,600
	LME Zinc Futures Contract	Long	March 2013	28	2,079.0000	25	1,455,300
	LME Zinc Futures Contract	Short	January 2013	(28)	2,054.5000	25	(1,438,150)

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
	Lead
	LME Lead Futures Contract	Long	January 2013	17	$2,315.5000	25	$984,088
	LME Lead Futures Contract	Long	February 2013	33	2,320.0000	25	1,914,000
	LME Lead Futures Contract	Short	January 2013	(17)	2,315.5000	25	(984,088)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2013	284	6.9825	5,000	9,915,150
	CBOT Corn Futures Contract	Long	May 2013	40	7.0025	5,000	1,400,500
	Soybean
	CBOT Soybean Futures Contract	Long	March 2013	138	14.0950	5,000	9,725,550
	Wheat
	CBOT Wheat Futures Contract	Long	March 2013	100	7.7800	5,000	3,890,000
	KCBT Wheat Futures Contract	Long	March 2013	94	8.3100	5,000	3,905,700
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2013	75	419.4000	100	3,145,500
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2013	89	0.4970	60,000	2,653,980

Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2013	117	1,675.8000	100	19,606,860
	Silver
	CEC Silver Futures Contract	Long	March 2013	46	30.2270	5,000	6,952,210
	Platinum
	NYMEX Platinum Futures Contract	Long	April 2013	20	1,542.4000	50	1,542,400
	Palladium
	NYMEX Palladium Futures Contract	Long	March 2013	13	703.3500	100	914,355

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	March 2013	106	0.7514	50,000	3,982,420
	Sugar
	ICE Sugar Futures Contract	Long	March 2013	265	0.1951	112,000	5,790,568
	ICE Sugar Futures Contract	Long	May 2013	25	0.1960	112,000	548,800
	Coffee
	ICE Coffee C Futures Contract	Long	March 2013	50	1.4380	37,500	2,696,250
	LIFFE Coffee Robusta Futures Contract	Long	March 2013	63	1,924.0000	10	1,212,120
	Cocoa
	ICE Cocoa Futures Contract	Long	March 2013	52	2,236.0000	10	1,162,720

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2013	140	1.3230	40,000	7,408,800
	CME Live Cattle Futures Contract	Long	April 2013	16	1.3638	40,000	872,800
	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2013	114	0.8573	40,000	3,909,060
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2013	23	1.5428	50,000	1,774,163

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2013	(56)	$114.5	$(35,280)
	NYMEX Crude Oil Futures Options	January 2013	(137)	91.5	(294,550)
	Heating Oil
	NYMEX Heating Oil Futures Options	January 2013	(40)	3.5	(1,848)
	Natural Gas
	NYMEX Natural Gas Futures Options	January 2013	(160)	4,400.0	(3,200)
	NYMEX Natural Gas Futures Options	January 2013	(5)	4,100.0	(250)

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2013	(32)	$30,400.0	$(7,661)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	February 2013	(94)	2,250.0	(6,674)
	Copper
	LME Copper Futures Options	February 2013	(51)	8,700.0	(9,754)
	Nickel
	LME Nickel Futures Options	February 2013	(15)	19,000.0	(3,164)
	Zinc
	LME Zinc Futures Options	February 2013	(28)	2,200.0	(6,923)
	Lead
	LME Lead Futures Options	February 2013	(16)	2,500.0	(6,912)

Agriculturals	Corn
	CBOT Corn Futures Options	February 2013	(162)	840.0	(15,188)
	Soybean
	CBOT Soybean Futures Options	February 2013	(69)	1,640.0	(14,663)
	Wheat
	CBOT Wheat Futures Options	February 2013	(47)	1,000.0	(2,056)
	CBOT Wheat Futures Options	February 2013	(3)	870.0	(1,106)
	KCBT Wheat Futures Options	February 2013	(45)	1,040.0	(1,687)
	KCBT Wheat Futures Options	February 2013	(2)	870.0	(1,700)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2013	(37)	490.0	(6,845)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2013	(45)	530.0	(13,365)

Precious Metals	Gold
	CEC Gold Futures Options	January 2013	(59)	1,920.0	(1,180)
	Silver
	CEC Silver Futures Options	February 2013	(23)	3,725.0	(7,245)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	February 2013	(53)	76.0	(42,930)
	Sugar
	ICE Sugar Futures Options	February 2013	(145)	222.5	(14,616)
	Coffee
	ICE Coffee C Futures Options	February 2013	(35)	170.0	(8,006)
	Cocoa
	ICE Cocoa Futures Options	February 2013	(26)	2,750.0	(520)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2013	(95)	136.0	(13,300)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2013	(57)	89.0	(15,390)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents and short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2012, the Fund held agency discount notes and U.S. Treasury bills worth $169,902,839 with a total par value of $170,000,000, and a repurchase agreement worth $583,450.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

The Fund invests in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets, thereby limiting its exposure to the commodity price risk of any one futures contract or any specific commodity group. To further help manage commodity price risk, the Fund uses its options strategy in an attempt to enhance the Fund’s risk-adjusted total returns. In up markets, the portion of the Fund on which call options have been sold will forego potential appreciation in the value of the underlying contracts to the extent the price of those contracts exceeds the exercise price of options written plus the premium collected by writing the call options. In flat or sideways markets, the portion of the Fund on which call options have been sold will generate current gains from the premium collected by writing the call options. In down markets, the Fund will experience declines in the value of the underlying contracts to the extent that the amount of the decline in the value of the underlying contracts exceeds the option premium collected by writing the call options. There can be no assurance that the Fund’s options strategy will be successful. The Fund’s risk-adjusted returns over any particular period may be positive or negative.

The Fund’s primary non-trading risk exposure is interest rate risk as it relates to its collateral investments in short-term, high-quality debt securities which is mitigated due to the short-term nature of these debt securities, as well as by ensuring that the collateral investments (other than U.S. government securities) are rated at the highest rating applicable for the type of investment as determined by at least one NRSRO or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Independent Committee and Shareholders of

Nuveen Diversified Commodity Fund:

In our opinion, the accompanying statements of financial condition, the related statements of operations, of changes in shareholders’ capital and of cash flows present fairly, in all material respects, the financial position of Nuveen Diversified Commodity Fund (the “Company”) at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, IL

March 12, 2013

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
ASSETS
Short-term investments, at value (cost $170,455,110 and $175,594,508, respectively)	$170,486,289	$175,626,953
Deposits with brokers	31,490,459	44,193,777
Interest receivable	—	561,049
Other assets	—	200,745

Total assets	201,976,748	220,582,524

LIABILITIES
Call options written, at value (premiums received $974,047 and $1,428,047, respectively)	536,013	551,457
Unrealized depreciation on futures contracts, net	3,783,033	4,921,830
Payable for shares repurchased	—	315,845
Accrued expenses:
Management fees	210,988	229,634
Independent Committee fees	20,123	31,250
Other	284,683	352,379

Total liabilities	4,834,840	6,402,395

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,219,240 shares issued and outstanding at December 31, 2012 and 9,229,040 shares issued and outstanding at December 31, 2011	219,835,071	220,038,837
Accumulated undistributed earnings (deficit)	(22,693,163)	(5,858,708)

Total shareholders’ capital (Net assets)	197,141,908	214,180,129

Total liabilities and shareholders’ capital	$201,976,748	$220,582,524

Net assets	$197,141,908	$214,180,129

Shares outstanding	9,219,240	9,229,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$21.38	$23.21

Market value per share outstanding	$19.97	$20.30

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

December 31, 2012

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 25,000	Federal Home Loan Mortgage Corporation	0.000%	5/31/13	Aaa	$24,990,700
19,000	Federal Home Loan Mortgage Corporation	0.000%	7/26/13	Aaa	18,987,023
20,000	Federal National Mortgage Association	0.000%	6/28/13	Aaa	19,990,180
10,000	U.S. Treasury Bills	0.000%	2/07/13	Aaa	9,999,700
10,000	U.S. Treasury Bills	0.000%	3/28/13	Aaa	9,999,170
10,000	U.S. Treasury Bills	0.000%	5/02/13	Aaa	9,997,170
15,000	U.S. Treasury Bills	0.000%	5/30/13	Aaa	14,993,685
17,000	U.S. Treasury Bills	0.000%	6/27/13	Aaa	16,990,871
15,000	U.S. Treasury Bills	0.000%	7/25/13	Aaa	14,989,380
10,000	U.S. Treasury Bills	0.000%	9/19/13	Aaa	9,990,800
19,000	U.S. Treasury Bills	0.000%	12/12/13	Aaa	18,974,160

170,000	Total U.S. Government and Agency Obligations (cost $169,871,660)				169,902,839

	Repurchase Agreements
583	Repurchase Agreement with State Street Bank, dated 12/31/12, repurchase price $583,450, collateralized by $575,000 U.S. Treasury Notes, 1.500%, due 7/31/16, value $599,699	0.010%	1/02/13	N/A	583,450

	Total Repurchase Agreements (cost $583,450)				583,450

	Total Short-Term Investments (cost $170,455,110)				$170,486,289

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2013	58	$6,444,380	$254,620
	ICE Brent Crude Oil Futures Contract	Long	March 2013	55	6,043,950	156,550
	NYMEX Crude Oil Futures Contract	Long	February 2013	140	12,854,800	639,800
	NYMEX Crude Oil Futures Contract	Long	March 2013	48	4,428,960	217,840
	NYMEX Crude Oil Futures Contract	Long	May 2013	85	7,918,600	280,220

	Total Crude Oil					1,549,030

	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2013	27	2,502,900	23,400
	NYMEX Heating Oil Futures Contract	Long	February 2013	41	5,220,760	(70,068)
	NYMEX Heating Oil Futures Contract	Long	March 2013	19	2,407,406	51,836

	Total Heating Oil					5,168

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2013	289	9,684,390	(951,000)
	NYMEX Natural Gas Futures Contract	Long	April 2013	40	1,361,200	(160,590)

	Total Natural Gas					(1,111,590)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy (continued)	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2013	34	$3,943,708	$88,951
	NYMEX Gasoline RBOB Futures Contract	Long	March 2013	31	3,598,207	141,670

	Total Unleaded Gas					230,621

	Total Energy					673,229

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	January 2013	97	4,962,763	(135,400)
	LME Primary Aluminum Futures Contract	Long	February 2013	95	4,894,875	(87,575)
	LME Primary Aluminum Futures Contract	Long	March 2013	92	4,765,025	(17,250)
	LME Primary Aluminum Futures Contract	Short	January 2013	(97)	(4,962,763)	2,413

	Total Aluminum					(237,812)

	Copper
	CEC Copper Futures Contract	Long	March 2013	110	10,044,375	(117,050)
	LME Copper Futures Contract	Long	January 2013	1	197,813	(1,919)
	LME Copper Futures Contract	Long	February 2013	51	10,102,781	(153,318)
	LME Copper Futures Contract	Short	January 2013	(1)	(197,813)	2,438

	Total Copper					(269,849)

	Nickel
	LME Nickel Futures Contract	Long	January 2013	16	1,632,768	18,318
	LME Nickel Futures Contract	Long	February 2013	15	1,533,150	(46,350)
	LME Nickel Futures Contract	Long	March 2013	16	1,637,472	(20,064)
	LME Nickel Futures Contract	Short	January 2013	(16)	(1,632,768)	20,352

	Total Nickel					(27,744)

	Zinc
	LME Zinc Futures Contract	Long	January 2013	28	1,438,150	132,825
	LME Zinc Futures Contract	Long	February 2013	28	1,447,600	24,500
	LME Zinc Futures Contract	Long	March 2013	28	1,455,300	(7,700)
	LME Zinc Futures Contract	Short	January 2013	(28)	(1,438,150)	8,400

	Total Zinc					158,025

	Lead
	LME Lead Futures Contract	Long	January 2013	17	984,088	61,838
	LME Lead Futures Contract	Long	February 2013	33	1,914,000	40,144
	LME Lead Futures Contract	Short	January 2013	(17)	(984,088)	(6,588)

	Total Lead					95,394

	Total Industrial Metals					(281,986)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2013	284	9,915,150	(732,467)
	CBOT Corn Futures Contract	Long	May 2013	40	1,400,500	(111,200)

	Total Corn					(843,667)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculturals (continued)	Soybean
	CBOT Soybean Futures Contract	Long	March 2013	138	$9,725,550	$(514,358)

	Wheat
	CBOT Wheat Futures Contract	Long	March 2013	100	3,890,000	(463,663)
	KCBT Wheat Futures Contract	Long	March 2013	94	3,905,700	(330,962)

	Total Wheat					(794,625)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2013	75	3,145,500	(78,840)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2013	89	2,653,980	(27,812)

	Total Agriculturals					(2,259,302)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2013	117	19,606,860	(870,180)

	Silver
	CEC Silver Futures Contract	Long	March 2013	46	6,952,210	(885,290)

	Platinum
	NYMEX Platinum Futures Contract	Long	April 2013	20	1,542,400	(93,400)

	Palladium
	NYMEX Palladium Futures Contract	Long	March 2013	13	914,355	113,945

	Total Precious Metals					(1,734,925)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	March 2013	106	3,982,420	149,125

	Sugar
	ICE Sugar Futures Contract	Long	March 2013	265	5,790,568	(260,399)
	ICE Sugar Futures Contract	Long	May 2013	25	548,800	(6,160)

	Total Sugar					(266,559)

	Coffee
	ICE Coffee C Futures Contract	Long	March 2013	50	2,696,250	(206,887)
	LIFFE Coffee Robusta Futures Contract	Long	March 2013	63	1,212,120	22,600

	Total Coffee					(184,287)

	Cocoa
	ICE Cocoa Futures Contract	Long	March 2013	52	1,162,720	(95,548)

	Total Foods and Fibers					(397,269)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2013	140	7,408,800	115,677
	CME Live Cattle Futures Contract	Long	April 2013	16	872,800	(2,320)

	Total Live Cattle					113,357

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Livestock (continued)	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2013	114	$3,909,060	$78,451

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2013	23	1,774,163	25,412

	Total Livestock					217,220

	Total Futures Contracts outstanding					$(3,783,033)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2013	(56)	$114.5	$(35,280)
	NYMEX Crude Oil Futures Options	January 2013	(137)	91.5	(294,550)

	Total Crude Oil				(329,830)

	Heating Oil
	NYMEX Heating Oil Futures Options	January 2013	(40)	3.5	(1,848)

	Natural Gas
	NYMEX Natural Gas Futures Options	January 2013	(160)	4,400.0	(3,200)
	NYMEX Natural Gas Futures Options	January 2013	(5)	4,100.0	(250)

	Total Natural Gas				(3,450)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2013	(32)	30,400.0	(7,661)

	Total Energy				(342,789)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options (4)	February 2013	(94)	2,250.0	(6,674)

	Copper
	LME Copper Futures Options (4)	February 2013	(51)	8,700.0	(9,754)

	Nickel
	LME Nickel Futures Options (4)	February 2013	(15)	19,000.0	(3,164)

	Zinc
	LME Zinc Futures Options (4)	February 2013	(28)	2,200.0	(6,923)

	Lead
	LME Lead Futures Options (4)	February 2013	(16)	2,500.0	(6,912)

	Total Industrial Metals				(33,427)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals	Corn
	CBOT Corn Futures Options	February 2013	(162)	$840.0	$(15,188)

	Soybean
	CBOT Soybean Futures Options	February 2013	(69)	1,640.0	(14,663)

	Wheat
	CBOT Wheat Futures Options	February 2013	(47)	1,000.0	(2,056)
	CBOT Wheat Futures Options	February 2013	(3)	870.0	(1,106)
	KCBT Wheat Futures Options	February 2013	(45)	1,040.0	(1,687)
	KCBT Wheat Futures Options	February 2013	(2)	870.0	(1,700)

	Total Wheat				(6,549)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2013	(37)	490.0	(6,845)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2013	(45)	530.0	(13,365)

	Total Agriculturals				(56,610)

Precious Metals	Gold
	CEC Gold Futures Options	January 2013	(59)	1,920.0	(1,180)

	Silver
	CEC Silver Futures Options	February 2013	(23)	3,725.0	(7,245)

	Total Precious Metals				(8,425)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	February 2013	(53)	76.0	(42,930)

	Sugar
	ICE Sugar Futures Options	February 2013	(145)	222.5	(14,616)

	Coffee
	ICE Coffee C Futures Options	February 2013	(35)	170.0	(8,006)

	Cocoa
	ICE Cocoa Futures Options	February 2013	(26)	2,750.0	(520)

	Total Foods and Fibers				(66,072)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2013	(95)	136.0	(13,300)

	Lean Hogs
	CME Lean Hogs Futures Options	February 2013	(57)	89.0	(15,390)

	Total Livestock				(28,690)

	Total Call Options Written outstanding
	(premiums received $974,047)		(1,537)		$(536,013)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total notional amount at value, including LME short futures positions is $197,213,745.
(4)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Footnote 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Investment Income:
Interest	$248,744	$309,181	$80,235

Total Investment Income	248,744	309,181	80,235

Expenses:
Management fees	2,606,260	3,009,310	721,784
Brokerage commissions	143,578	151,701	46,371
Custodian fees and expenses	114,805	99,353	18,541
Offering costs	332,930	—	—
Organization expenses	—	—	141,000
Independent Committee fees and expenses	108,456	123,125	—
Professional fees	560,382	361,351	438,393
Shareholder reporting expenses	147,222	137,148	37,188
Other expenses	27,713	40,148	4,508

Total expenses before custodian fee credit and expense reimbursement	4,041,346	3,922,136	1,407,785
Custodian fee credit	—	—	(1,092)
Expense reimbursement	(166,465)	—	(141,000)

Net expenses	3,874,881	3,922,136	1,265,693

Net investment income (loss)	(3,626,137)	(3,612,955)	(1,185,458)

Net realized gain (loss) from:
Short-term investments	(425)	21,761	832
Futures contracts	(5,031,471)	(2,120,418)	13,688,473
Call options written	7,166,083	10,035,572	1,480,208
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(1,266)	4,506	27,939
Futures contracts	1,138,797	(23,776,469)	18,854,639
Call options written	(438,556)	2,741,582	(1,864,992)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	2,833,162	(13,093,466)	32,187,099

Net income (loss)	$(792,975)	$(16,706,421)	$31,001,641

Net income (loss) per weighted-average share	$(.09)	$(1.80)	$3.43 (1)
Weighted-average shares outstanding	9,219,413	9,266,606	9,035,767 (1)

(1)	For the period September 27, 2010 (commencement of operations) through December 31, 2010.

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

	Year Ended December 31,
	2012	2011	2010
Shareholders’ capital—beginning of period	$214,180,129	$247,757,748	$—
Issuance of shares, net of offering costs	—	—	220,787,270
Repurchase of shares	(203,766)	(748,433)	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(3,626,137)	(3,612,955)	(1,185,458)
Net realized gain (loss) from:
Short-term investments	(425)	21,761	832
Futures contracts	(5,031,471)	(2,120,418)	13,688,473
Call options written	7,166,083	10,035,572	1,480,208
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(1,266)	4,506	27,939
Futures contracts	1,138,797	(23,776,469)	18,854,639
Call options written	(438,556)	2,741,582	(1,864,992)

Net income (loss)	(792,975)	(16,706,421)	31,001,641

Distributions to shareholders	(16,041,480)	(16,122,765)	(4,031,163)

Shareholders’ capital—end of period	$197,141,908	$214,180,129	$247,757,748

Shares—beginning of period	9,229,040	9,267,040	—
Issuance of shares	—	—	9,267,040
Repurchase of shares	(9,800)	(38,000)	—

Shares—end of period	9,219,240	9,229,040	9,267,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(792,975)	$(16,706,421)	$31,001,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,485,494,668)	(2,200,786,302)	(493,814,008)
Proceeds from sales and maturities of short-term investments	1,489,931,916	2,205,322,308	311,764,641
Premiums received for call options written	8,160,238	10,798,390	3,269,612
Cash paid for call options written	(1,448,155)	(964,085)	(160,091)
Amortization (Accretion)	701,725	2,021,520	(80,073)
(Increase) Decrease in:
Deposits with brokers	12,703,318	6,778,980	(50,972,757)
Interest receivable	561,049	(561,046)	(3)
Receivable from Manager	—	—	456,000
Other assets	200,745	(200,745)	—
Increase (Decrease) in:
Payable for organization expenses	—	—	(456,000)
Accrued management fees	(18,646)	(25,007)	254,641
Accrued independent committee fees	(11,127)	31,250	—
Other accrued expenses	(67,696)	(126,553)	478,932
Net realized (gain) loss from:
Short-term investments	425	(21,761)	(832)
Call options written	(7,166,083)	(10,035,572)	(1,480,208)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	1,266	(4,506)	(27,939)
Futures contracts	(1,138,797)	23,776,469	(18,854,639)
Call options written	438,556	(2,741,582)	1,864,992

Net cash provided by (used in) operating activities	16,561,091	16,555,337	(216,756,091)

Cash flows from financing activities:
Proceeds from issuance of shares	—	—	221,250,580
Cash paid for shares repurchased	(519,611)	(432,588)	—
Offering costs	—	—	(463,310)
Cash distributions paid to shareholders	(16,041,480)	(16,122,765)	(4,031,163)

Net cash provided by (used in) financing activities	(16,561,091)	(16,555,353)	216,756,107

Net increase (decrease) in cash	—	(16)	16
Cash—beginning of period	—	16	—

Cash—end of period	$—	$—	$16

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

1. Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), a wholly-owned subsidiary of Nuveen Investments, Inc. (“Nuveen Investments”), is a Delaware limited liability company registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund commenced operations on September 27, 2010, with its initial public offering. The Fund operates pursuant to a Second Amended and Restated Trust Agreement dated as of March 30, 2012 (the “Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended, and is not subject to regulation thereunder.

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-advisor”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading advisor and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser. On December 31, 2011, Nuveen Investments completed its acquisition of a 60% stake in Gresham LLC. As part of the acquisition, Gresham LLC’s management and investment teams will maintain a significant minority ownership stake in the firm, and will continue to operate independently while leveraging the strengths of Nuveen Investment’s shared resources.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-advisor”), to manage the Fund’s collateral invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

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

December 31, 2012

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

The average number of futures contracts outstanding during the fiscal years ended December 31, 2012 and December 31, 2011, was 3,518 and 3,636, respectively.

Refer to Footnote 3 – Derivative Instruments and Hedging Activities for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the fiscal years ended December 31, 2012 and December 31, 2011, the Fund wrote call options on futures contracts.

The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty. The Fund did not purchase options on futures or forward contracts during the fiscal years ended December 31, 2012 or December 31, 2011.

Transactions in call options written were as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,657	$1,428,047	1,813	$1,629,313
Options written	12,756	8,160,238	13,702	10,798,390
Options terminated in closing purchase transactions	(6,408)	(3,529,781)	(8,169)	(6,015,506)
Options expired	(4,686)	(3,614,858)	(3,892)	(2,940,871)
Options exercised	(1,782)	(1,469,599)	(1,797)	(2,043,279)

Outstanding, end of the period	1,537	$974,047	1,657	$1,428,047

The average number of outstanding call option contracts written during the fiscal years ended December 31, 2012 and December 31, 2011, was 1,627 and 1,712, respectively.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

The Fund will enter into forward contracts only with large, well-capitalized and well-established financial institutions. The creditworthiness of each of the firms which is a party to a forward contract is monitored by the Manager. The Fund did not enter into any forward contracts during the fiscal years ended December 31, 2012 or December 31, 2011.

Collateral Investments

Currently, in the normal course of business, approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures and forward contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

The remaining assets are held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund’s assets held in the separate collateral account are invested in cash equivalents, U.S. government securities and other high-quality short-term debt securities with final terms not exceeding one year at the time of investment. These collateral investments (other than U.S. government securities) shall be rated at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization, or if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

Prices of fixed-income securities, including, but not limited to, highly rated agency discount notes and U.S. Treasury bills, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. The pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$169,902,839	$—	$169,902,839
Repurchase Agreements	—	583,450	—	583,450
Derivatives:
Futures Contracts*	(3,783,033)	—	—	(3,783,033)
Call Options Written**	(502,586)	(33,427)	—	(536,013)

Total	$(4,285,619)	$170,452,862	$—	$166,167,243

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

The Manager is responsible for the Fund’s valuation process and has delegated daily oversight of the process to the Manager’s Valuation Committee. The Valuation Committee, pursuant to its valuation policies and procedures, is responsible for making fair value determinations, evaluating the effectiveness of the Fund’s pricing policies, and reporting to the Manager’s senior management. The Valuation Committee is aided in its efforts by the Manager’s Securities Valuation Team, which is responsible for administering the daily valuation process and applying fair value methodologies as approved by the Valuation Committee. When determining the reliability of independent pricing services for investments owned by the Fund, the Valuation Committee, among other things, conducts due diligence reviews of the pricing services and monitors the quality of security prices received through various testing reports conducted by the Securities Valuation Team.

For each portfolio instrument that has been fair valued pursuant to the Valuation Committee’s policies, the fair value price is compared against the last available and next available market quotations. The Valuation Committee reviews the results of such testing and fair valuation occurrences are reported to the Manager’s senior management.

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

Brokerage Commissions and Fees

The Fund pays brokerage commissions, including applicable clearing costs, exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction-related fees and expenses, incurred in connection with its commodity trading activities.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

Organizational Expenses and Offering Costs

In connection with the Fund’s initial offering, Nuveen Securities, LLC (i) reimbursed all organization expenses of the Fund and (ii) paid all offering costs (other than underwriting commissions) that exceeded $.05 per share. The Fund’s share of offering costs was recorded as a reduction of the proceeds from the sale of the shares.

During April 2011, the Fund filed a Registration Statement on Form S-1 with the SEC to register additional shares of the Fund for future issuance. Costs incurred by the Fund in 2011 and 2012 in connection with the planned offering were recorded as a deferred charge, and recognized as a component of “Other assets” on the Statements of Financial Condition. Due to market conditions the offering did not take place and the Fund withdrew the Form S-1 filing during October 2012. As a result, the costs incurred by the Fund were expensed in 2012 since they would not benefit the Fund in a future offering and the Manager reimbursed the Fund for half of such costs. These costs are recognized as “Offering costs” on the Statements of Operations.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statements of Financial Condition, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2012 and December 31, 2011, the financial instruments held by the Fund are traded on an exchange and are standardized contracts.

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

The commodity markets have volatility risk. The commodity markets have experienced periods of extreme volatility. General market uncertainty and consequent repricing risk have led to market imbalances of sellers and buyers, which in turn have resulted in significant reductions in values of a variety of commodities. Similar future market conditions may result in rapid and substantial valuation increases or decreases in the Fund’s holdings. In addition, volatility in the commodity and securities markets may directly and adversely affect the setting of distribution rates on the Fund’s shares.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

The following tables present the fair value of all derivative instruments held by the Fund as of December 31, 2012 and December 31, 2011, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Year Ended December 31, 2012 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	—	$—	Unrealized depreciation on futures contracts, net*	$(6,454,358)
Commodity	Futures Contracts	—	—	Unrealized depreciation on futures contracts, net*	2,671,325
Commodity	Options	—	—	Call options written, at value	(536,013)
Total			$—		$(4,319,046)

		Year Ended December 31, 2011 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	—	$—	Unrealized depreciation on futures contracts, net*	$(7,771,315)
Commodity	Futures Contracts	—	—	Unrealized depreciation on futures contracts, net*	2,849,485
Commodity	Options	—	—	Call options written, at value	(551,457)
Total			$—		$(5,473,287)
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments and not the “Deposits with brokers” or the “Unrealized appreciation (depreciation) on futures contracts, net” as presented on the Statements of Financial Condition.

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2012	Year Ended December 31, 2011
Net realized gain (loss) from:
Futures contracts Call options written	$(5,031,471 7,166,083)	$(2,120,418 10,035,572)
Change in net unrealized appreciation (depreciation) of:
Futures contracts Call options written	$1,138,797 (438,556)	$(23,776,469 2,741,582)

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

4. Related Parties

The Manager, the Commodity Sub-advisor (as of December 31, 2011) and the Collateral Sub-advisor are considered to be related parties to the Fund.

For the services and facilities provided by the Manager, the Fund pays the Manager an annual management fee, payable monthly, based on the Fund’s average daily net assets, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $500 million	1.250%
For the next $500 million	1.225
For the next $500 million	1.200
For the next $500 million	1.175
For net assets over $2 billion	1.150

“Average daily net assets” means the total assets of the Fund, minus the sum of its total liabilities.

The Manager and the Fund have entered into sub-advisory agreements with the Commodity Sub-advisor and the Collateral Sub-advisor. Both the Commodity Sub-advisor and Collateral Sub-advisor are compensated for their services to the Fund from the management fees paid to the Manager, and the Fund does not reimburse the Manager for those fees.

5. Share Repurchase Program

On December 21, 2011, the Fund adopted an open-market share repurchase program allowing the Fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion.

Transactions in share repurchases were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Shares repurchased	(9,800)	(38,000)

Weighted average price per share repurchased	$20.77	$19.68

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010. The financial highlights for the fiscal year ended December 31, 2010, reflect only ninety-six days of the Fund’s operations (from its commencement of operations on September 27, 2010 to December 31, 2010). The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Year Ended December 31, 2012	Year Ended December 31, 2011	September 27, 2010 to December 31, 2010
Net Asset Value:
Net asset value per share—beginning of period(a)	$23.21	$26.74	$23.88
Net investment income (loss)	(0.39)	(0.39)	(0.13)
Net realized and unrealized gain (loss)	0.30	(1.40)	3.48
Distributions	(1.74)	(1.74)	(0.44)
Offering costs	—	—	(0.05)

Net asset value per share—end of period	21.38	23.21	$26.74

Market Value:
Market value per share—beginning of period(b)	$20.30	$25.80	$25.00

Market value per share—end of period	$19.97	$20.30	$25.80

Ratios to Average Net Assets:(c)
Net investment income (loss)	(1.74)%	(1.50)%	(1.99)%

Expenses(d)	1.86%	1.63%	2.13%

Total Returns:(e)
Based on Net Asset Value	(0.50)%	(7.16)%	13.92%

Based on Market Value	6.67%	(15.59)%	4.99%

(a)	Represents initial offering proceeds per share before offering costs for the period September 27, 2010 to December 31, 2010. The Fund did not have a Net Asset Value per share prior to its initial offering and commencement of operations on September 27, 2010.
(b)	The Fund did not have a Market Value per share prior to its initial offering and commencement of operations on September 27, 2010.
(c)	Annualized for the period September 27, 2010 to December 31, 2010.
(d)	Net of expense reimbursement from the Manager, where applicable.
(e)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

7. – Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results of operations for the quarters within the fiscal years ended December 31, 2012 and December 31, 2011. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the Fund.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total investment income	$65,786	$57,392	$60,753	$64,813
Net investment income (loss)	$(855,583)	$(840,928)	$(1,004,414)	$(925,212)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$8,002,554	$(14,733,759)	$18,205,535	$(8,641,168)
Net income (loss)	$7,146,971	$(15,574,687)	$17,201,121	$(9,566,380)
Increase (decrease) in net assets	$2,932,835	$(19,585,057)	$13,190,751	$(13,576,750)
Net income (loss) per weighted average share	$0.78	$(1.69)	$1.87	$(1.04)

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total investment income	$110,343	$73,513	$60,406	$64,919
Net investment income (loss)	$(893,397)	$(931,243)	$(974,722)	$(813,593)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$16,794,070	$(13,994,970)	$(22,936,840)	$7,044,274
Net income (loss)	$15,900,673	$(14,926,213)	$(23,911,562)	$6,230,681
Increase (decrease) in net assets	$11,869,510	$(18,957,376)	$(27,942,725)	$1,452,972
Net income (loss) per weighted average share	$1.72	$(1.61)	$(2.58)	$0.67

8. New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 (“ASU No. 2011-11”) to enhance disclosures about financial instruments and derivative instruments that are subject to offsetting (“netting”) on the Statement of Assets and Liabilities. This information will enable users of the entity’s financial statements to evaluate the effect or potential effect of netting arrangements on the entity’s financial position. ASU No. 2011-11 is effective prospectively during interim or annual periods beginning on or after January 1, 2013. At this time, management is evaluating the implications of this guidance and the impact it will have to the financial statements amounts and footnote disclosures, if any.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed in the reports that the Fund files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the management of the Manager as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Manager has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Annual Report, as stated in their reports which are included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the reporting period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Fund has no executive officers and does not have any employees. The Fund is managed by the Manager and depends upon the Manager’s services and resources. The Delaware Trustee and the independent committee have limited duties and responsibilities to the Fund, as described below.

Trustee

Wilmington Trust Company, a Delaware Trust Company, is the resident Delaware Trustee of the Fund. The Delaware Trustee is unaffiliated with the Manager. The Delaware Trustee’s duties with respect to the Fund’s management are limited to its express obligations under the Trust Agreement. In particular, the Delaware Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings as required under the Delaware Statutory Trust Act, as amended. The rights and duties of the Delaware Trustee, the independent committee, the Manager and the shareholders are governed by the provisions of the Delaware Statutory Trust Act and by the Trust Agreement. Except for the limited duties described herein and in the Trust Agreement that are exercised by the Delaware Trustee and the independent committee, all duties and responsibilities to manage the business and affairs of the Fund are vested in the Manager, pursuant to the Trust Agreement and the Delaware Statutory Trust Act.

Independent Committee

The Manager has established the independent committee, comprised of four members who are unaffiliated with the Manager, which fulfills the audit committee and nominating committee functions for the Fund, as well as any other functions required under the NYSE MKT listing standards or as set forth in the Trust Agreement. The independent committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm engaged by the Fund. The independent committee is also responsible for appointing members of the independent committee in the event of any vacancy caused by death, resignation or removal and determining their compensation. Other than the responsibilities mandated by the NYSE MKT, the independent committee will have only the limited authority and responsibilities as set forth under the Trust Agreement.

The persons listed below have been appointed by the Manager as members of the independent committee. The names of the members of the independent committee, their principal occupations and other affiliations during the past five years, and other directorships they hold are set forth below. The information listed below for each member of the independent committee includes the experiences, qualifications, attributes and skills that led to the conclusion that each member of the independent committee should serve as such.

Christopher A. Cotter. Mr. Cotter (age 53) is a Managing Director at River Branch Capital, where he is responsible for originating and executing transactions in a financial advisory and merchant banking capacity. Prior to this, from 2009 to 2011, he was the President and Founder of CAC Capital Advisory, LLC, where he served as a consultant to financial services firms and to boutique investment banks. Prior to founding CAC Capital Advisory, Mr. Cotter was a 20-year veteran of William Blair & Company, serving as Principal in the Financial Services Group from 1994 to 2009 and Associate from 1989 to 1993. Mr. Cotter worked on a full range of capital markets transactions, including mergers and acquisitions, private equity placements and public equity offerings for financial institutions. From 1987-1989, Mr. Cotter worked as an investment banking associate at Goldman Sachs in New York. Prior to this, he was a Certified Public Accountant at Price Waterhouse in Dallas, Texas since 1981. He earned a Bachelor of Science in Finance from the University of Illinois and holds an MBA from Harvard Business School. Mr. Cotter holds the Series 7, 24, and 63 FINRA licenses.

Jon C. Hunt. Mr. Hunt (age 61) is an internal consultant (since July 2012) and former Managing Director and Chief Operating Officer (February 1998 to July 2012) of Convergent Capital Management, a multi-boutique asset management holding company. He is involved in management and acquisition activities and primarily responsible for post-acquisition affiliate support, including strategy design and execution, marketing, financial management, operations, governance, and compliance. He also serves as business manager for CNI Charter Funds, a $6 billion proprietary fund complex, responsible for negotiating contracts, board interaction and advisor/sub-advisor oversight. Prior to joining Convergent Capital, Mr. Hunt worked for the Northern Trust Company from 1973 to 1998. His most recent role was Senior Vice President in the Corporate and Institutional Services group, responsible for product development, product management, and marketing for Northern Trust Global Investments (“NTGI”). His responsibilities also included product management for the Master Trust and Master Custody, as well as Treasury Management businesses. Prior to this role, Mr. Hunt was responsible for NTGI Investment Products and Sales and served as the leader of Treasury Management, Product Management, Marketing, Production and Servicing. He earned a Bachelor of Arts in Economics from Northwestern University, and a Masters of Management from Kellogg Graduate School of Management. Mr. Hunt holds a CCM certification, and has served on the Convergent Capital Board as well as the boards of its subsidiary registered investment advisors since 1998.

L. Joe Moravy. Mr. Moravy (age 62) is a Managing Director of Finance Scholars Group, a boutique consulting firm providing litigation support services since March 2010. From November 2008 to March 2010, Mr. Moravy was a Managing Director at LJM Advisory Services, providing audit and accounting related litigation support services. From June 2002 to October 2008, Mr. Moravy was a Partner at Ernst & Young LLP in the Financial Services Practice, providing Assurance and Advisory Services to public and private financial services companies. Prior to Ernst & Young, Mr. Moravy was a Partner from 1987 to 2002 and Manager from 1974 to 1987 at Arthur Andersen LLP. In this role, he provided audit services to public and private financial services companies, as well as advisory services related to derivatives and treasury risk management. Since 2008, Mr. Moravy has been a trustee on the board of AQR Funds, where he is the designated financial expert, as well as the Chair of the Audit Committee and member of the Nominating & Governance Committee. Mr. Moravy earned a Bachelor of Science in Business Administration (Economics concentration) from Michigan Technological University in 1972 and an MBA (Accounting concentration) from the University of Michigan in 1974. Mr. Moravy has been a Certified Public Accountant in Illinois since 1975. He serves as a Life Trustee of the Michigan Tech Fund and is a member of the American Institute of Certified Public Accountants, Illinois CPA Society, Independent Directors Council of the Investment Company Institute, and the National Association of Corporate Directors.

Harry W. Short. Mr. Short (age 65) retired in April 2005 from a fifteen year career (since January 1990) at The Northern Trust Corporation and The Northern Trust Company, where he served most recently as Executive Vice President and Controller, responsible for all corporate-wide accounting and tax matters, and Sarbanes-Oxley 404 internal controls compliance. He was the Chairman of the Profit Improvement Committee, member of the Corporate Risk Compliance and Credit Policy Committees, and was primary liaison with the Audit Committee of the Board of Directors. Prior to his career at Northern Trust, Mr. Short was a Partner in the Financial Services Practice at the international accounting firm KPMG, where he served from 1969 through 1990, focusing on audit, due diligence, and relationship management for banking and financial services clients. Mr. Short was a Certified Public Accountant in Illinois, New York, and New Jersey. He earned a Bachelor of Business Administration from Siena College, and an MBA from St. John’s University. He served as President of the Board of Directors of the Chicago Children’s Advocacy Center, and previously Treasurer and Executive Committee Member of the Board of Directors of the Boys and Girls Club of Lake County. Mr. Short was a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, the Executive Committee of the Chicago Civic Federation, the Audit Commission of the Bank Administration Institute, and DePaul University Finance Advisory Board.

The independent committee of the Fund has determined that the Fund has at least one “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) serving on it. The registrant’s audit committee financial experts are Mr. Short and Mr. Moravy, each of whom meets the independent director requirements established by the NYSE MKT.

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-advisor, which invests the Fund’s assets pursuant to TAP PLUSSM; and

•	the Collateral Sub-advisor, which invests the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisors;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. In addition, the Manager has the rights and obligations with respect to the Fund as described in the Trust Agreement.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $218.6 billion of assets under management as of December 31, 2012. Nuveen Investments is a listed principal of the Manager.

The persons listed below serve as executive officers of the Manager. Their names, positions and tenure with the Manager and its affiliates are included below.

William Adams IV (age 57) has served as President of NCAM since August 30, 2011 and was Managing Director of NCAM from April 2010 until August 2011. He is the principal executive officer of NCAM and supervises its overall business activities, and is the head of product development, managing product design and development of financial products that provide exposure to commodities and monitoring trends that indicate the need for new commodity products and services. Mr. Adams is also Senior Executive Vice President (since January 2011), prior thereto, Executive Vice President, of Global Structured Products at Nuveen Investments where he is responsible for the firm’s closed-end fund business including the development and launch of new closed-end funds, and he is Co-President of Nuveen Fund Advisors, Inc. (since January 2011). Previously, Mr. Adams was Managing Director of Structured Investments, effective September 1997, where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing, effective August 1994, where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of the Manager on May 7, 2010 and July 13, 2010, respectively.

Margo Cook (age 48) has been a Managing Director of NCAM since October 2011. Ms. Cook is the Head of Investment Services, serving as the key liaison with Nuveen’s investment managers, including six asset management companies and seven sub-advisors. Ms. Cook’s responsibilities include Investment Oversight, Valuation and Risk Management for all investment teams, as well as overseeing investment issues on behalf of Nuveen Fund Advisors, Inc. Ms. Cook is the chair of the Nuveen Fund Advisors, Inc.’s Oversight Committee and is a member of Nuveen Investments’ Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of Nuveen Investments’ Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Prior to joining Nuveen Investments in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business from June 2007 to October 2008, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including: CIO and Head of Institutional Asset Management (2005-2007), Head of Institutional Fixed Income (1996-2005) and Senior Fixed Income Portfolio Manager (1988-1996). Ms. Cook is a Chartered Financial Analyst charterholder and received an executive MBA from Columbia University in May 2002. Ms. Cook was listed as a principal of the Manager on November 23, 2011.

Stephen D. Foy (age 58) has served as Chief Financial Officer and principal financial officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is also a Senior Vice President (since May 2010) and Funds Controller (since May 1998) of Nuveen Investments and a Vice President (since May 2005) of Nuveen Fund Advisors, Inc. In these capacities, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountants and custodians for the Nuveen Funds; for managing the fund administration activities for the Nuveen Funds, including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of expense budgets and maintenance of accrued expenses; for maintaining the relationships with the independent accountants and the audit committee of the Boards of Directors/Trustees of the Nuveen Funds; and for overseeing the accounting, custody and administration services provided by third parties to certain Dublin-based UCITs, funds and other investment vehicles advised by Nuveen Fund Advisors, Inc. Mr. Foy was listed as a principal of the Manager on May 19, 2010.

Carl M. Katerndahl (age 50) has been a Managing Director of NCAM since May 2010. Mr. Katerndahl is the head of sales, identifying potential customers and financial intermediaries for distribution of NCAM’s commodity products and services. Previously, Mr. Katerndahl has also been Executive Vice President, Co-Head of Distribution for Nuveen Investments since December 2007, where he has been responsible for all sales and client service, including key accounts for the firm. Mr. Katerndahl was Managing Director and Head of the Private Client Group for Nuveen Investments since July 2002. Prior thereto, Mr. Katerndahl was a Managing Director and Head of Sales for NWQ Investment Management Company, LLC, a registered investment adviser acquired by Nuveen Investments in August 2002. Mr. Katerndahl was listed as a principal and registered as an associated person of the Manager on June 18, 2010 and July 13, 2010, respectively.

Mary Keefe (age 62) has served as Chief Compliance Officer of NCAM since December 2012. She is responsible for implementing a compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Ms. Keefe is also Managing Director and Director of Compliance for Nuveen Investments (since May 2004). In such capacity, she manages the Compliance Department for Nuveen Investments and is the Chief Compliance Officer for several of Nuveen Investments’ affiliated registered investment advisers, including NCAM, and Nuveen Investments’ affiliated broker-dealer, Nuveen Securities, LLC. As Director of Compliance for Nuveen Investments, Ms. Keefe serves on a number of Nuveen Investments’ governance committees including the Nuveen Fund Advisor’s Oversight Committee and Nuveen’s Operations Committee and Material Matters Committee. Ms. Keefe chairs the Compliance Committees for Nuveen Investments and for the registered entities for which she serves as Chief Compliance Officer. Previously, Ms. Keefe served as Director of the Chicago Regional Office of the SEC from July 1994 to December 2003, which included managing the enforcement and examination programs and a staff of approximately 250. Prior thereto, she was Associate Director of Enforcement (1993 to 1994) and Associate Director of Regulation (1992 to 1993) of the SEC’s Chicago Regional Office. Ms. Keefe received a law degree from De Paul University College of Law in 1979. Ms. Keefe was listed as a principal of the manager on December 21, 2012.

Anne Kritzmire (age 50) has been Managing Director of NCAM since May 2012. Ms. Kritzmire leads Nuveen’s Closed-End Funds and Global Structured Products marketing group, and is responsible for all marketing strategy and implementation, financial advisor and investor education, communications and comprehensive data support for Nuveen’s entire family of closed-end funds and exchange-traded commodity products. She manages an integrated program of advisor and investor support activities as well as advertising, analyst relations, sales support, and educational initiatives. Ms. Kritzmire joined Nuveen Investments in April of 1999 as Vice President and Director, Client Development and Customer Insight, to develop the firm’s customer relationship management strategy across multiple product platforms and sales channels. Prior to joining Nuveen, she held senior marketing and business planning positions with the Pharmaceutical Products Division of Abbott Laboratories (October 1993-April 1999), and served in engineering, project management, sales, and business consulting capacities with IBM Corporation (July 1984-October 1993). Ms. Kritzmire was listed as a principal and registered as an associated person of the Manager on May 23, 2012 and May 31, 2012, respectively.

Gifford R. Zimmerman (age 56) has served as Chief Administrative Officer of NCAM since August 2006. Until December 2012 he was Chief Compliance Officer of NCAM, and was responsible for adopting and implementing a compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Until August 2011 he was the principal executive officer of NCAM and supervised its overall business activities. He is responsible for adopting and implementing a compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Mr. Zimmerman is also a Managing Director (since January 2002), Assistant Secretary and Associate General Counsel (since 1997) of Nuveen Investments. Previously, Mr. Zimmerman was a Vice President from 1992 to 2002 (and an Assistant Vice President from 1988 to 1992) and Assistant General Counsel of Nuveen Investments (from 1988 to 1997). Mr. Zimmerman also serves as a Managing Director (since May 2002; prior thereto, Vice President from 1992 to 2002 and Assistant Vice President from 1988 to 1992), Co-General Counsel (since January 2011; prior thereto, Associate General Counsel from 2004-2011, General Counsel from 1998 to 2004, Associate General Counsel from 1997 to 1998, and Assistant General Counsel from 1988 to 1997) and Assistant Secretary of Nuveen Fund Advisors, Inc., and as Managing Director (since 2002; prior thereto, Vice President from 1992 to 2002 and Assistant Vice President from 1988 to 1992) and Assistant Secretary of Nuveen Investments and Nuveen Asset Management (since January 2011). Mr. Zimmerman’s duties have included serving since January 1997 as the manager or co-manager of the sub-unit of the Nuveen Legal Department that handles legal aspects of the Nuveen Fund family, as well as participating in the oversight of Fund operations, in Fund governance matters, and in product development activities. Mr. Zimmerman is a Chartered Financial Analyst charterholder. Mr. Zimmerman was listed as a principal and registered as an associated person of the Manager on August 30, 2006.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Senior Financial Officer Code of Conduct, which is available at http://www.nuveen.com/CommodityInvestments, on the Fund’s webpage, under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain personnel of the Manager and the Sub-advisors, members of the independent committee and persons who own more than 10% of the Fund’s shares to file reports with the SEC regarding their ownership of the Fund’s shares and changes in such ownership. Employees of the Manager prepare these reports for the independent committee members and personnel of the Manager and Sub-advisors who request it on the basis of information obtained from them. Based on the Manager’s review of copies of these reports and other information obtained by the Manager, the Manager believes that during the fiscal year ended December 31, 2012, all such necessary reports were filed in a timely manner.

Item 11.	Executive Compensation

The Fund has no officers or employees and is managed by the Manager. None of the officers of the Manager receive compensation from the Fund. Prior to the initial public offering of CTF on October 25, 2012, each member of the independent committee received an annual fee of $25,000. Since then, each member of the independent committee receives an annual fee of $30,000, and each member of the independent committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the independent committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the independent committee. In addition, the independent committee chair receives an additional annual fee of $6,000 (effective as of April 1, 2012). The independent committee members will also be compensated for out-of-pocket costs in connection with attending independent committee meetings. The fees of the independent committee members are paid by NCAM, which is reimbursed for such fees on a pro rata basis by each fund managed by NCAM, which are currently the Fund and CTF.

For the services and facilities provided by the Manager, the Fund has agreed to pay the Manager an annual fee of 1.25%, payable monthly, based on its average daily net assets. “Average daily net assets” means the total assets of the Fund, minus the sum of its accrued liabilities.

The Fund incurred $2,606,260 in management fees for the fiscal year ended December 31, 2012, of which $210,988 was still payable to the Manager at the end of the year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of January 31, 2013, by the Manager and its executive officers, portfolio managers and principals of the Sub-advisors and the members of the independent committee of the Fund. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Nuveen Commodities Asset Management, LLC	840 Shares	0.01%

Independent Committee
L. Joe Moravy	500 Shares	0.01%

Principals of Sub-advisors
Douglas J. Hepworth	2,000 Shares	0.02%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or principal of the Sub-advisors or member of the independent committee of the Fund owned shares of the Fund as of January 31, 2013. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” of this Annual Report.

Item 14.	Principal Accounting Fees and Services

The following table set forth the fees for professional services rendered by the Fund’s independent registered public accountant, PricewaterhouseCoopers LLP (“PwC”), for the fiscal years ended December 31, 2012 and December 31, 2011.

	2012	2011
Audit Fees	$112,350	$99,200
Audit-Related Fees	—	—
Tax Fees	217,936	190,000
All Other Fees	27,000	10,000

Total	$357,286	$299,200

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2012 and December 31, 2011 annual financial statements included on Form 10-K. Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements.

Tax fees cover certain tax compliance and reporting services to the Fund, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to Fund shareholders and the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PwC and a toll-free package support help line. For 2012, tax fees include charges incurred in relation to work performed due to a constructive termination under federal tax law, which occured during the calendar year 2011.

Other fees paid to PwC consist of reviews performed over the Fund’s eXtensible Business Reporting Language (“XBRL”) during each fiscal year. XBRL is a language for the electronic communication of business and financial data for the purpose of facilitating the gathering, sorting, and analyzing of financial data.

The members of the independent committee serve as the audit committee of the Fund. The audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accountant, currently PwC. All of the services provided by PwC were approved by the audit committee.

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

(a)(3) Exhibits

4.1	Second Amended and Restated Trust Agreement of the Fund. (1)

10.1	Commodity Sub-Advisory Agreement. (2)

10.2	Collateral Sub-Advisory Agreement. (2)

10.3	Custodian Agreement. (2)

10.4	Shareholder Transfer Agency and Service Agreement. (2)

10.5	Subscription Agreement. (3)

10.6	Investment Management Agreement. (2)

10.7	Futures and Options Customer Account Agreement. (2)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed on March 30, 2012 as an exhibit to Registrant’s Form 8-K dated March 30, 2012 and incorporated by reference herein.
(2)	Filed on November 12, 2010 as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 001-34789) and incorporated by reference herein.
(3)	Filed on August 31, 2010 as an exhibit to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-130360) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 13, 2013.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) March 13, 2013

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 13, 2013