Form 10-Q
period 2013-03-31
Nuveen Diversified Commodity Fund
filed 2013-05-10
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 9, 2013, the registrant had 9,219,240 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Short-term investments, at value (cost $161,119,020 and $170,455,110, respectively)	$161,152,204	$170,486,289
Deposits with brokers	31,992,984	31,490,459
Unrealized appreciation on futures contracts	2,255,940	2,671,325
Receivable for investments sold	1,998,979	—
Other assets	1,016	—

Total assets	197,401,123	204,648,073

LIABILITIES
Call options written, at value (premiums received $666,235 and $974,047, respectively)	363,888	536,013
Unrealized depreciation on futures contracts	5,308,122	6,454,358
Distributions payable	1,336,790	—
Accrued expenses:
Management fees	203,417	210,988
Independent Committee fees	13,106	20,123
Other	224,367	284,683

Total liabilities	7,449,690	7,506,165

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,219,240 shares issued and outstanding at March 31, 2013 and 9,219,240 shares issued and outstanding at December 31, 2012	219,835,071	219,835,071
Accumulated undistributed earnings (deficit)	(29,883,638)	(22,693,163)

Total shareholders’ capital (Net assets)	189,951,433	197,141,908

Total liabilities and shareholders’ capital	$197,401,123	$204,648,073

Net assets	$189,951,433	$197,141,908

Shares outstanding	9,219,240	9,219,240

Net asset value per share outstanding (net assets divided by shares outstanding)	$20.60	$21.38

Market value per share outstanding	$20.75	$19.97

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2013

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 25,000	Federal Home Loan Mortgage Corporation	0.000%	5/31/13	Aaa	$24,997,925
19,000	Federal Home Loan Mortgage Corporation	0.000%	7/26/13	Aaa	18,996,333
20,000	Federal National Mortgage Association	0.000%	6/28/13	Aaa	19,997,560
10,000	U.S. Treasury Bills	0.000%	5/02/13	Aaa	9,999,570
15,000	U.S. Treasury Bills	0.000%	5/30/13	Aaa	14,998,470
14,000	U.S. Treasury Bills	0.000%	6/27/13	Aaa	13,997,634
15,000	U.S. Treasury Bills	0.000%	7/25/13	Aaa	14,996,520
13,000	U.S. Treasury Bills	0.000%	9/19/13	Aaa	12,993,669
19,000	U.S. Treasury Bills	0.000%	12/12/13	Aaa	18,985,199
9,300	U.S. Treasury Bills	0.000%	1/09/14	Aaa	9,291,602
1,900	U.S. Treasury Bills	0.000%	3/06/14	Aaa	1,897,722

161,200	Total U.S. Government and Agency Obligations (cost $161,119,020)				161,152,204

	Total Short-Term Investments (cost $161,119,020)				$161,152,204

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2013	106	$11,662,120	$(494,873)
	ICE Brent Crude Oil Futures Contract	Long	June 2013	3	329,370	60
	ICE Brent Crude Oil Futures Contract	Long	July 2013	65	7,111,650	77,960
	NYMEX Crude Oil Futures Contract	Long	May 2013	155	15,070,650	795,138
	NYMEX Crude Oil Futures Contract	Long	July 2013	45	4,393,800	169,050

	Total Crude Oil					547,335

	Heating Oil
	ICE Gas Oil Futures Contract	Long	May 2013	27	2,479,275	10,800
	NYMEX Heating Oil Futures Contract	Long	May 2013	55	7,038,570	64,369
	NYMEX Heating Oil Futures Contract	Long	July 2013	4	508,704	2,033

	Total Heating Oil					77,202

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2013	225	9,054,000	535,661
	NYMEX Natural Gas Futures Contract	Long	July 2013	128	5,264,640	319,833

	Total Natural Gas					855,494

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2013	52	6,793,550	(7,208)

	Total Energy					1,472,823

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2013	94	4,423,875	(500,549)
	LME Primary Aluminum Futures Contract	Long	July 2013	87	4,137,937	(427,387)
	LME Primary Aluminum Futures Contract	Short	April 2013	(2)	(94,125)	5,075

	Total Aluminum					(922,861)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Industrial Metals (continued)	Copper
	CEC Copper Futures Contract	Long	May 2013	97	$8,249,850	$(626,200)
	LME Copper Futures Contract	Long	April 2013	45	8,458,031	(793,687)

	Total Copper					(1,419,887)

	Nickel
	LME Nickel Futures Contract	Long	April 2013	15	1,494,225	(174,465)
	LME Nickel Futures Contract	Long	May 2013	12	1,197,072	(5,328)

	Total Nickel					(179,793)

	Zinc
	LME Zinc Futures Contract	Long	April 2013	28	1,309,875	(207,200)
	LME Zinc Futures Contract	Long	May 2013	22	1,036,063	(90,063)

	Total Zinc					(297,263)

	Lead
	LME Lead Futures Contract	Long	April 2013	27	1,415,306	(184,019)

	Total Industrial Metals					(3,003,823)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	May 2013	200	6,952,500	(52,175)
	CBOT Corn Futures Contract	Long	July 2013	91	3,075,800	(72,975)

	Total Corn					(125,150)

	Soybean
	CBOT Soybean Futures Contract	Long	May 2013	96	6,742,800	(158,188)
	CBOT Soybean Futures Contract	Long	July 2013	64	4,433,600	(105,188)

	Total Soybean					(263,376)

	Wheat
	CBOT Wheat Futures Contract	Long	May 2013	85	2,922,938	(261,488)
	CBOT Wheat Futures Contract	Long	July 2013	23	794,650	(14,325)
	KCBT Wheat Futures Contract	Long	May 2013	86	3,125,025	(240,802)
	KCBT Wheat Futures Contract	Long	July 2013	17	622,412	(12,425)

	Total Wheat					(529,040)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2013	72	2,913,120	(186,692)
	CBOT Soybean Meal Futures Contract	Long	July 2013	28	1,121,400	(55,779)

	Total Soybean Meal					(242,471)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2013	66	1,984,356	(18,577)
	CBOT Soybean Oil Futures Contract	Long	July 2013	31	936,510	4,530

	Total Soybean Oil					(14,047)

	Total Agriculturals					(1,174,084)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2013	129	$20,584,530	$(210,270)

	Silver
	CEC Silver Futures Contract	Long	May 2013	46	6,514,290	(135,585)

	Platinum
	NYMEX Platinum Futures Contract	Long	July 2013	19	1,495,870	285

	Palladium
	NYMEX Palladium Futures Contract	Long	June 2013	12	921,900	40,186

	Total Precious Metals					(305,384)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	May 2013	47	2,078,810	125,882
	ICE Cotton Futures Contract	Long	July 2013	4	179,620	(8,715)

	Total Cotton					117,167

	Sugar
	ICE Sugar Futures Contract	Long	May 2013	128	2,531,738	(79,503)
	ICE Sugar Futures Contract	Long	July 2013	55	1,090,320	(38,696)

	Total Sugar					(118,199)

	Coffee
	ICE Coffee C Futures Contract	Long	May 2013	26	1,337,213	(55,016)
	LIFFE Coffee Robusta Futures Contract	Long	May 2013	46	943,460	(61,790)

	Total Coffee					(116,806)

	Cocoa
	ICE Cocoa Futures Contract	Long	May 2013	35	759,500	(5,060)

	Total Foods and Fibers					(122,898)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	June 2013	176	8,756,000	86,058

	Lean Hogs
	CME Lean Hog Futures Contract	Long	June 2013	103	3,752,290	19,020

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2013	26	1,885,975	(23,894)

	Total Livestock					81,184

	Total Futures Contracts outstanding			3,001		$(3,052,182)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2013	(85)	$124.0	$(2,550)
	ICE Brent Crude Oil Futures Options	June 2013	(2)	115.5	(1,280)
	NYMEX Crude Oil Futures Options	April 2013	(100)	99.0	(80,000)

	Total Crude Oil				(83,830)

	Heating Oil
	NYMEX Heating Oil Futures Options	April 2013	(39)	3.2	(23,096)

	Natural Gas
	NYMEX Natural Gas Futures Options	April 2013	(177)	4,150.0	(141,600)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2013	(26)	33,500.0	(15,069)

	Total Energy				(263,595)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options (4)	April 2013	(89)	2,250.0	—

	Copper
	LME Copper Futures Options (4)	April 2013	(45)	8,750.0	—

	Nickel
	LME Nickel Futures Options (4)	April 2013	(14)	20,000.0	—

	Zinc
	LME Zinc Futures Options (4)	April 2013	(25)	2,300.0	—

	Lead
	LME Lead Futures Options (4)	April 2013	(14)	2,700.0	—

	Total Industrial Metals				—

Agriculturals	Corn
	CBOT Corn Futures Options	April 2013	(145)	775.0	(2,719)

	Soybean
	CBOT Soybean Futures Options	April 2013	(80)	1,560.0	(1,000)

	Wheat
	CBOT Wheat Futures Options	April 2013	(54)	810.0	(675)
	KCBT Wheat Futures Options	April 2013	(52)	860.0	(650)

	Total Wheat				(1,325)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2013	(50)	470.0	(1,750)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2013	(49)	540.0	(2,793)

	Total Agriculturals				(9,587)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Precious Metals	Gold
	CEC Gold Futures Options	May 2013	(65)	$1,780.0	$(9,750)

	Silver
	CEC Silver Futures Options	April 2013	(23)	3,300.0	(1,610)

	Total Precious Metals				(11,360)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	April 2013	(26)	89.0	(16,510)

	Sugar
	ICE Sugar Futures Options	April 2013	(92)	19.3	(2,061)

	Coffee
	ICE Coffee C Futures Options	April 2013	(22)	152.5	(1,815)

	Cocoa
	ICE Cocoa Futures Options	April 2013	(18)	2,450.0	(180)

	Total Foods and Fibers				(20,566)

Livestock	Live Cattle
	CME Live Cattle Futures Options	June 2013	(51)	131.0	(8,670)
	CME Live Cattle Futures Options	June 2013	(56)	130.0	(12,880)

	Total Live Cattle				(21,550)

	Lean Hogs
	CME Lean Hogs Futures Options	June 2013	(51)	94.0	(37,230)

	Total Livestock				(58,780)

	Total Call Options Written outstanding
	(premiums received $666,235)		(1,450)		$(363,888)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2013

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total notional amount at value, including LME short futures positions is $189,791,065.
(4)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Footnote 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest	$60,660	$65,786

Total Investment Income	60,660	65,786

Expenses:
Management fees	604,401	688,275
Brokerage commissions	35,621	41,222
Custodian fees and expenses	26,728	26,276
Independent Committee fees and expenses	13,648	31,250
Professional fees	103,352	98,577
Shareholder reporting expenses	16,461	31,408
Other expenses	10,062	4,361

Total expenses	810,273	921,369

Net investment income (loss)	(749,613)	(855,583)

Net realized gain (loss) from:
Short-term investments	295	(652)
Futures contracts	(4,348,807)	5,286,752
Call options written	1,320,851	2,576,480
Change in net unrealized appreciation (depreciation) of:
Short-term investments	2,005	(23,354)
Futures contracts	730,851	520,327
Call options written	(135,687)	(356,999)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(2,430,492)	8,002,554

Net income (loss)	$(3,180,105)	$7,146,971

Net income (loss) per weighted-average share	$(.34)	$.78
Weighted-average shares outstanding	9,219,240	9,219,938

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the three months ended March 31, 2013 (Unaudited) and the year ended December 31, 2012

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Shareholders’ capital—beginning of period	$197,141,908	$214,180,129
Issuance of shares, net of offering costs	—	—
Repurchase of shares	—	(203,766)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(749,613)	(3,626,137)
Net realized gain (loss) from:
Short-term investments	295	(425)
Futures contracts	(4,348,807)	(5,031,471)
Call options written	1,320,851	7,166,083
Change in net unrealized appreciation (depreciation) of:
Short-term investments	2,005	(1,266)
Futures contracts	730,851	1,138,797
Call options written	(135,687)	(438,556)

Net income (loss)	(3,180,105)	(792,975)

Distributions to shareholders	(4,010,370)	(16,041,480)

Shareholders’ capital—end of period	$189,951,433	$197,141,908

Shares—beginning of period	9,219,240	9,229,040
Issuance of shares	—	—
Repurchase of shares	—	(9,800)

Shares—end of period	9,219,240	9,219,240

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,180,105)	$7,146,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(56,993,500)	(211,136,829)
Proceeds from sales and maturities of short-term investments	66,390,527	195,975,256
Premiums received for call options written	1,195,148	1,976,017
Cash paid for call options written	(182,109)	(95,412)
Amortization (Accretion)	(60,642)	581,169
(Increase) Decrease in:
Deposits with brokers	(502,525)	11,413,672
Interest receivable	—	81,103
Receivable for investments sold	(1,998,979)	—
Other assets	(1,016)	(13,756)
Increase (Decrease) in:
Accrued management fees	(7,571)	5,544
Accrued independent committee fees	(7,017)	—
Other accrued expenses	(60,316)	(24,742)
Net realized (gain) loss from:
Short-term investments	(295)	652
Call options written	(1,320,851)	(2,576,480)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(2,005)	23,354
Futures contracts	(730,851)	(520,327)
Call options written	135,687	356,999

Net cash provided by (used in) operating activities	2,673,580	3,193,191

Cash flows from financing activities:
Cash paid for shares repurchased	—	(519,611)
Cash distributions paid to shareholders	(2,673,580)	(2,673,580)

Net cash provided by (used in) financing activities	(2,673,580)	(3,193,191)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2013

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Unrealized appreciation and depreciation on futures contracts” on the Statements of Financial Condition has been reclassified to conform to the March 31, 2013 presentation.

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior days “mark-to-market” of the open contracts. If the investor has unrealized appreciation the clearing broker would credit the investors account with an amount equal to appreciation and conversely if the investor has unrealized depreciation the clearing broker would debit the investors account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

During the period the futures contract is open, changes in the value of the contract are recognized as an unrealized gain or loss by “marking-to-market” on a daily basis to reflect the changes in market value of the contract, which are recognized as a component of “Unrealized appreciation or depreciation on futures contracts” on the Statements of Financial Condition and “Change in net unrealized appreciation (depreciation) of futures contracts” on the Statements of Operations. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract on the closing date and the value of the contract when originally entered into, which is recognized as a component of “Net realized gain (loss) from futures contracts” on the Statements of Operations.

The Fund expects to invest only in long futures contracts. Some short futures positions may arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

The average number of futures contracts outstanding during the three months ended March 31, 2013 and the fiscal year ended December 31, 2012 was as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Average number of futures contracts outstanding*	3,264	3,518

*	The average number of contracts is calculated based on the absolute aggregate value of outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2013 and the fiscal year ended December 31, 2012, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the three months ended March 31, 2013 and the fiscal year ended December 31, 2012. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,537	$974,047	1,657	$1,428,047
Options written	2,632	1,195,148	12,756	8,160,238
Options terminated in closing purchase transactions	(1,685)	(902,222)	(6,408)	(3,529,781)
Options expired	(637)	(356,250)	(4,686)	(3,614,858)
Options exercised	(397)	(244,488)	(1,782)	(1,469,599)

Outstanding, end of the period	1,450	$666,235	1,537	$974,047

The average number of call options written outstanding during the three months ended March 31, 2013 and the fiscal year ended December 31, 2012 was as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Average number of call options written outstanding*	1,494	1,627

*	The average number of contracts is calculated based on the outstanding number of contracts as of the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments during the three months ended March 31, 2013 and the fiscal year ended December 31, 2012. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Collateral Investments

Currently, approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures and forward contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

The Fund’s remaining assets are held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund’s assets held in the separate collateral account are invested in cash equivalents, U.S. government securities and other high-quality short-term debt securities with final terms not exceeding one year at the time of investment. These collateral investments (other than U.S. government securities) shall be rated at the applicable highest short-term or long-term debt or deposit rating or money market fund rating as determined by at least one nationally recognized statistical rating organization, or if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2		Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$161,152,204		$—	$161,152,204
Derivatives:
Futures Contracts*	(3,052,182)	—		—	(3,052,182)
Call Options Written**	(363,888)	—	***	—	(363,888)

Total	$(3,416,070)	$161,152,204		$—	$157,736,134

	December 31, 2012
	Level 1	Level 2		Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$169,902,839		$—	$169,902,839
Repurchase Agreements	—	583,450		—	583,450
Derivatives:
Futures Contracts*	(3,783,033)	—		—	(3,783,033)
Call Options Written**	(502,586)	(33,427)		—	(536,013)

Total	$(4,285,619)	$170,452,862		$—	$166,167,243

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments as of the end of each reporting period.
**	Refer to the Schedule of Investments as of the end of each reporting period for breakdown of Call Options Written classified as Level 2.
***	Value equals zero as of the end of the reporting period.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Offering Costs

During April 2011, the Fund filed a Registration Statement on Form S-1 with the SEC to register additional shares of the Fund for future issuance. Costs incurred by the Fund in 2011 and 2012 in connection with the planned offering were recorded as a deferred charge and recognized as a component of “Other assets” on the Statements of Financial Condition during the fiscal year ended December 31, 2011. Due to adverse market conditions the offering did not take place and the Fund withdrew the Form S-1 filing during October 2012. As a result, the costs incurred by the Fund were expensed in 2012 since they would not benefit the Fund in a future

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (Continued)

offering and the Manager reimbursed the Fund for half of such costs. These costs are recognized as “Offering costs” on the Statements of Operations for the fiscal year ended December 31, 2012.

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

Commitments and Contingencies

Under the Fund’s organizational documents, the Manager, Wilmington Trust Company (the Fund’s Delaware trustee) and the Manager’s independent committee members are indemnified against certain liabilities arising out of the performance of their duties to the Fund. In addition, in the normal course of business, the Fund enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and believes the risk of loss to be remote.

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2013 and December 31, 2012, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. Investing in commodity futures and forward

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

2. Summary of Significant Accounting Policies (Continued)

contracts involves the Fund entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The market risk associated with the Fund’s commitments to purchase commodities will be limited to the gross or face amount of the contracts held. The Fund’s exposure to market risk may be influenced by a number of factors, including changes in international balances of payments and trade, currency devaluations and revaluations, changes in interest and foreign currency exchange rates, price volatility of commodity futures and forwards contracts and market liquidity, weather, geopolitical events and other factors. These factors also affect the Fund’s investments in options on commodity futures and forward contracts. The inherent uncertainty of the Fund’s investments as well as the development of drastic market occurrences could ultimately lead to a loss of all, or substantially all, of investors’ capital.

Credit risk is the possibility that a loss may occur due to failure of a counterparty performing according to the terms of the forwards, futures and option contracts. The Fund may be exposed to credit risk from its investments in commodity futures and forward contracts and options on commodity futures and forward contracts resulting from the clearing house associated with a particular exchange failing to meet its obligations to the Fund. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance of one of their members, which should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., as in some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to the Fund.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of March 31, 2013 and December 31, 2012, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Three Months Ended March 31, 2013 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts*	$2,255,940	Unrealized depreciation on futures contracts*	$(5,308,122)
Commodity	Options	—	—	Call options written, at value	(363,888)
Total			$2,255,940		$(5,672,010)

		Year Ended December 31, 2012 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives**		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts*	$2,671,325	Unrealized depreciation on futures contracts*	$(6,454,358)
Commodity	Options	—	—	Call options written, at value	(536,013)
Total			$2,671,325		$(6,990,371)
*	Value represents cumulative gross unrealized appreciation (depreciation) of futures contracts as reported in the Schedule of Investments as of the end of each reporting period and not the “Deposits with brokers” as presented on the Statements of Financial Condition.
**	Amounts have been reclassified to conform to the current presentation.

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net realized gain (loss) from:
Futures contracts	$(4,348,807)	$5,286,752
Call options written	1,320,851	2,576,480
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$730,851	$520,327
Call options written	(135,687)	(356,999)

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

4. Related Parties

The Manager, the Commodity Sub-advisor and the Collateral Sub-advisor are considered to be related parties to the Fund.

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

Transactions in share repurchases were as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Shares repurchased	—	9,800

Weighted average price per share repurchased	$—	$20.77

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2013

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2013 and March 31, 2012. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net Asset Value:
Net asset value per share—beginning of period	$21.38	$23.21
Net investment income (loss)	(.08)	(.09)
Net realized and unrealized gain (loss)	(.26)	.87
Distributions	(.44)	(.44)

Net asset value per share—end of period	$20.60	$23.55

Market Value:
Market value per share—beginning of period	$19.97	$20.30

Market value per share—end of period	$20.75	$23.08

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.55)%	(1.55)%

Expenses	1.68%	1.67%

Total Returns:(b)
Based on Net Asset Value	(1.64)%	3.31%

Based on Market Value	6.08%	15.83%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005, and commenced operations on September 27, 2010, with its initial public offering. The shares of the Fund trade on the NYSE MKT (formerly known as the NYSE Amex) under the ticker symbol “CFD.” The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, and short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) when evaluating the performance of the commodity futures, forwards, and options positions (the commodity portfolio) in the Fund’s portfolio.

Results of Operations

The Quarter Ended March 31, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.75 on the close of business on March 28, 2013 (the last trading day of the period). This represents an increase of 3.91% in share price (not including the effect of distributions) from the $19.97 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the quarter were $22.09 (January 23, 2013) and $20.00 (January 4, 2013 and March 11, 2013), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on April 1, 2013. The remainder was paid during the quarter. The Fund’s total return on market value for the quarter, which assumes reinvestment of such distributions, was 6.08%. At March 28, 2013, the shares of the Fund traded at a 0.73% premium to the Fund’s net asset value of $20.60.

The Quarter Ended March 31, 2012 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $23.08 on the close of business on March 30, 2012 (the last trading day of the period). This represents an increase of 13.69% in share price (not including the effect of distributions) from the $20.30 price at which the shares of the Fund traded on the close of business on December 30, 2011 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the quarter were $24.98 (March 22, 2012) and $20.48 (January 3, 2012), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on April 2, 2012. The remainder was paid during the quarter. The Fund’s total return on market value for the quarter, which assumes reinvestment of such distributions, was 15.83%. At March 30, 2012, the shares of the Fund traded at a 2.00% discount to the Fund’s net asset value of $23.55.

The Quarter Ended March 31, 2013—Net Assets of the Fund

The Fund’s net assets decreased from $197.1 million as of December 31, 2012, to $190.0 million as of March 31, 2013, a decrease of $7.1 million. The decrease in the Fund’s net assets was due to $3.0 million in net realized losses and $0.6 million in unrealized appreciation on the Fund’s commodity portfolio during the quarter, a net investment loss of $0.7 million, and $4.0 million of distributions declared to shareholders.

The Fund’s commodity portfolio lost 1.29% for the quarter, before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, was down 1.15% for the quarter. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -1.64%.

In contrast to 2012, when commodities prices moved in reaction to macroeconomic and geopolitical forces, during the first quarter of 2013 commodity prices responded to the supply and demand fundamentals of individual markets. For agriculture, grains were weak in reaction to large harvests in South America and the positive outlook for the United States (“U.S.”) crop, industrial metals fell on growing supplies, and energy and foods and fibers were mixed, according to the developments in each individual market. Commodities prices in the DJ-UBSCI had a favorable start to 2013 with a rise in January, but fell sharply in February, and saw a modest recovery in March.

Of the six commodity groups in the Fund’s portfolio, energy was the only group to experience a gain for the quarter, while agriculture, foods and fibers, precious metals, livestock and industrial metals all experienced negative returns. Energy gained approximately 5% for the quarter, with four of the six commodities within the group experiencing gains, the largest being natural gas at approximately 12%, as unseasonably cold weather in the U.S. increased demand and inventories dropped from their sustained record levels. WTI crude oil also experienced gains, aided by the slow-but-steady pace of economic growth in the U.S., with Brent crude oil also appreciating due to an apparent reduction in geopolitical tensions. The agricultural group fell approximately 3% for the quarter, due to large declines in wheat, a small drop in corn, and mixed returns in the soybean complex (including soybeans, soybean meal, and soybean oil). Wheat began the quarter with an outlook of tight supplies, but was hurt by news of lower U.S. export sales, and forecasts indicating greater U.S. production in 2013 as increased rain and snow fell on the Wheat Belt in February. Moreover, on the last day of the quarter, grains sold off sharply in response to reports from the U.S. Department of Agriculture showing larger-than-expected U.S. inventories in March, and forecasting greater supplies of corn, soybeans and wheat for the coming U.S. crop year. Foods and fibers lost approximately 3% for the quarter. Cotton experienced a gain of approximately 13% on expectations of greater exports to China and a smaller U.S. crop, while sugar, coffee and cocoa fell approximately 8%, 5% and 2%, respectively, on expectations of abundant crops and supplies for the coming year. Precious metals lost approximately 4%, with gold and silver both experiencing losses, likely due to investors’ renewed interest in “risk” financial markets and a reduced desire for safe investment havens. The livestock group fell approximately 6% on weakness in both cattle and hog prices, as those markets contended with disruptions to feed costs from last year’s extensive U.S. drought. In addition, in March, China placed bans on feed additives in pork imports, possibly constraining a large portion of U.S. export sales. Rising global production and inventories in industrial metals, as well as a slowdown in the expansion of global manufacturing, brought losses to all five metal commodities within this commodity group in the Fund’s commodity portfolio, ranging from a loss of approximately 2% for the quarter in London Metal Exchange nickel to a drop in zinc of approximately 9%. As a group, industrial metals declined approximately 7% for the quarter.

Relative to the DJ-UBSCI, considering both the return and the portfolio weightings of the specific commodities, the Fund’s commodity portfolio performed in line with its benchmark, only trailing by 0.14%. Specifically, the commodity portfolio outperformed in four of the six commodity groups in which it trades (agriculture, industrial metals, precious metals, and foods and fibers) and underperformed in the energy and livestock groups. The Fund underperformed versus the index in energy primarily due to natural gas, where the Fund held a smaller allocation to natural gas, the largest gainer of the group for the quarter, when compared to the index. In addition, a run-up in the prices of heating oil, gas oil and Reformulated Gasoline Blendstock for Oxygen Blending (“RBOB”) gasoline (more commonly known as unleaded gasoline) during January and early February, and in natural gas for the entire first quarter 2013, resulted in the exercise of some of the Fund’s covered call options in the group, leading to underperformance. The Fund outperformed the index in agriculture, in part due to the Fund’s underweight position in Chicago wheat, which experienced a large drop during the quarter. Conversely, an overweight position in Kansas City wheat led to underperformance. The Fund also registered small relative gains in corn and the soybean complex.

The Fund employs a strategy of writing covered options on commodities futures positions in the portfolio, with the goal of limiting the volatility of the Fund’s return and providing cash flow for the Fund’s distributions. Over the period, the commodity call option component of the Fund’s portfolio was generally successful, as it served to limit volatility while allowing the Fund to participate meaningfully in the upside appreciation of certain underlying commodity futures contracts. The Commodity Sub-advisor utilizes a quantitative strategy to determine the strike prices of the call options it writes (sells) at various levels out of the money. Typically, the further out of the money a written call option’s strike price is, the more upside potential remains for the underlying futures contract, although this potential can be offset by a smaller premium being received for selling the option.

During the quarter, several of the Fund’s call options expired without being exercised. As a result, for many contracts and time periods, the Fund was able to earn the entire call option premium without sacrificing any appreciation on the related futures contract, thereby offsetting some of the Fund’s losses, and benefiting the Fund’s overall performance. In certain cases during the quarter where the futures contract price appreciation was significant, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. During the quarter this effect is illustrated by natural gas, where the commodity returned approximately 14% during March in the DJ-UBSCI (as measured by the May 2013 contract), but the exercise of option contracts limited the benefit to approximately a 10% return for the Fund over the same period. That is, the premiums received for the natural gas options contracts were less than the foregone upside of the natural gas futures positions. In summary, the options program in total allowed the Fund to limit its volatility relative to its benchmark while also allowing the Fund to participate meaningfully in the appreciation in those commodity groups with strong price appreciation.

During the quarter ended March 31, 2013, the Fund’s collateral investments generated interest income of $60,660, which represents 0.03% of average net assets for the quarter ended March 31, 2013.

The net asset value per share on March 31, 2013, was $20.60. This represents a decrease of 3.65% in net asset value (not including an assumed reinvestment of distributions) from the $21.38 net asset value as of December 31, 2012. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on April 1, 2013. The remainder was paid during the quarter. When an assumed reinvestment of these distributions is taken into account, the total return for the Fund on net asset value was -1.64% for the quarter ended March 31, 2013.

The Fund generated a net loss of $3.2 million for the quarter ended March 31, 2013, resulting from interest income of $0.1 million, expenses of $0.9 million, net realized losses of $3.0 million, and net unrealized appreciation of $0.6 million.

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

During the quarter ended March 31, 2012, the Fund’s collateral investments generated interest income of $65,786, which represents 0.03% of average net assets for the quarter ended March 31, 2012.

The net asset value per share on March 31, 2012, was $23.55. This represents an increase of 1.46% in net asset value (not including an assumed reinvestment of distributions) from the $23.21 net asset value as of December 31, 2011. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on April 2, 2012. The remainder was paid during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 3.31% for the quarter ended March 31, 2012.

The Fund generated a net gain of $7.1 million for the quarter ended March 31, 2012, resulting from interest income of $0.1 million, net expenses of $1.0 million, net realized gains of $7.9 million, and net unrealized appreciation of $0.1 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of March 31, 2013. Total returns based on market value and net asset value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period for total returns based on net asset value, and at the ending market price per share at the end of the period for total returns based on market value.

	Cumulative			Annualized
	1 Month	3 Month	6 Month	1 Year	Since Inception
Market Value	-0.02%	6.08%	-1.71%	-2.30%	0.11%
Net Asset Value	-0.22%	-1.64%	-6.16%	-5.27%	1.38%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of March 31, 2013. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	20.33%	15.17%
	Heating Oil	5.28%	3.53%
	Natural Gas	7.54%	12.68%
	Unleaded Gas	3.58%	3.84%

		36.73%	35.22%

Industrial Metals	Aluminum	4.46%	4.49%
	Copper	8.79%	6.67%
	Nickel	1.42%	2.15%
	Zinc	1.24%	2.34%
	Lead	0.75%	0.00%

		16.66%	15.65%

Agriculturals	Corn	5.28%	7.09%
	Soybean	5.89%	5.51%
	Wheat	3.93%	4.30%
	Soybean Meal	2.13%	2.56%
	Soybean Oil	1.54%	2.73%

		18.77%	22.19%

Precious Metals	Gold	10.85%	10.40%
	Silver	3.43%	3.64%
	Platinum	0.79%	0.00%
	Palladium	0.49%	0.00%

		15.56%	14.04%

Foods and Fibers	Cotton	1.19%	2.05%
	Sugar	1.91%	3.60%
	Coffee	1.20%	2.21%
	Cocoa	0.40%	0.00%

		4.70%	7.86%

Livestock	Live Cattle	4.61%	3.05%
	Lean Hogs	1.98%	1.99%
	Feeder Cattle	0.99%	0.00%

		7.58%	5.04%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options does not require a significant outlay of capital. The Fund currently expects to post approximately 15% of its assets in a margin account with BCI to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-advisor. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011 the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the three months ended March 31, 2013.

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

A commodity broker, when acting as the Fund’s futures commission merchant, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate all assets of the Fund relating to domestic futures investments. A commodity broker is not allowed to commingle such assets with other assets of the commodity broker. In addition, CFTC regulations also require a commodity broker, when acting as the Fund’s futures commission merchant, to hold in a “secured” account the assets of the Fund related to foreign commodity futures investments and not commingle such assets with assets of the commodity broker.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

•

The Fund holds a significant portion of its assets in futures contracts, options contracts, and short-term, high grade debt instruments, all of which are recorded on a trade date basis and recognized at fair value in the financial statements, with changes in fair value reported on the Statements of Operations as changes in net unrealized appreciation (depreciation).

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

Refer to note 2 of the Fund’s notes to financial statements in “Part 1 – Item 1. Financial Statements” of this Report for the summary of significant accounting policies of the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of March 31, 2013. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of March 31, 2013, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2013	106	$110.0200	1,000	$11,662,120
	ICE Brent Crude Oil Futures Contract	Long	June 2013	3	109.7900	1,000	329,370
	ICE Brent Crude Oil Futures Contract	Long	July 2013	65	109.4100	1,000	7,111,650
	NYMEX Crude Oil Futures Contract	Long	May 2013	155	97.2300	1,000	15,070,650
	NYMEX Crude Oil Futures Contract	Long	July 2013	45	97.6400	1,000	4,393,800
	Heating Oil
	ICE Gas Oil Futures Contract	Long	May 2013	27	918.2500	100	2,479,275
	NYMEX Heating Oil Futures Contract	Long	May 2013	55	3.0470	42,000	7,038,570
	NYMEX Heating Oil Futures Contract	Long	July 2013	4	3.0280	42,000	508,704
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2013	225	4.0240	10,000	9,054,000
	NYMEX Natural Gas Futures Contract	Long	July 2013	128	4.1130	10,000	5,264,640
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2013	52	3.1106	42,000	6,793,550

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2013	94	1,882.5000	25	4,423,875
	LME Primary Aluminum Futures Contract	Long	July 2013	87	1,902.5000	25	4,137,937
	LME Primary Aluminum Futures Contract	Short	April 2013	(2)	1,882.5000	25	(94,125)
	Copper
	CEC Copper Futures Contract	Long	May 2013	97	3.4020	25,000	8,249,850
	LME Copper Futures Contract	Long	April 2013	45	7,518.2500	25	8,458,031
	Nickel
	LME Nickel Futures Contract	Long	April 2013	15	16,602.5000	6	1,494,225
	LME Nickel Futures Contract	Long	May 2013	12	16,626.0000	6	1,197,072
	Zinc
	LME Zinc Futures Contract	Long	April 2013	28	1,871.2500	25	1,309,875
	LME Zinc Futures Contract	Long	May 2013	22	1,883.7500	25	1,036,063
	Lead
	LME Lead Futures Contract	Long	April 2013	27	2,096.7500	25	1,415,306

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	May 2013	200	6.9525	5,000	6,952,500
	CBOT Corn Futures Contract	Long	July 2013	91	6.7600	5,000	3,075,800
	Soybean
	CBOT Soybean Futures Contract	Long	May 2013	96	14.0475	5,000	6,742,800
	CBOT Soybean Futures Contract	Long	July 2013	64	13.8550	5,000	4,433,600
	Wheat
	CBOT Wheat Futures Contract	Long	May 2013	85	6.8775	5,000	2,922,938
	CBOT Wheat Futures Contract	Long	July 2013	23	6.9100	5,000	794,650
	KCBT Wheat Futures Contract	Long	May 2013	86	7.2675	5,000	3,125,025
	KCBT Wheat Futures Contract	Long	July 2013	17	7.3225	5,000	622,412

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2013	72	$404.6000	100	$2,913,120
	CBOT Soybean Meal Futures Contract	Long	July 2013	28	400.5000	100	1,121,400
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2013	66	0.5011	60,000	1,984,356
	CBOT Soybean Oil Futures Contract	Long	July 2013	31	0.5035	60,000	936,510

Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2013	129	1,595.7000	100	20,584,530
	Silver
	CEC Silver Futures Contract	Long	May 2013	46	28.3230	5,000	6,514,290
	Platinum
	NYMEX Platinum Futures Contract	Long	July 2013	19	1,574.6000	50	1,495,870
	Palladium
	NYMEX Palladium Futures Contract	Long	June 2013	12	768.2500	100	921,900

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	May 2013	47	0.8846	50,000	2,078,810
	ICE Cotton Futures Contract	Long	July 2013	4	0.8981	50,000	179,620
	Sugar
	ICE Sugar Futures Contract	Long	May 2013	128	0.1766	112,000	2,531,738
	ICE Sugar Futures Contract	Long	July 2013	55	0.1770	112,000	1,090,320
	Coffee
	ICE Coffee C Futures Contract	Long	May 2013	26	1.3715	37,500	1,337,213
	LIFFE Coffee Robusta Futures Contract	Long	May 2013	46	2,051.0000	10	943,460
	Cocoa
	ICE Cocoa Futures Contract	Long	May 2013	35	2,170.0000	10	759,500

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	June 2013	176	1.2438	40,000	8,756,000
	Lean Hogs
	CME Lean Hog Futures Contract	Long	June 2013	103	0.9108	40,000	3,752,290
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2013	26	1.4508	50,000	1,885,975

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2013	(85)	$124.0	$(2,550)
	ICE Brent Crude Oil Futures Options	June 2013	(2)	115.5	(1,280)
	NYMEX Crude Oil Futures Options	April 2013	(100)	99.0	(80,000)
	Heating Oil
	NYMEX Heating Oil Futures Options	April 2013	(39)	3.2	(23,096)
	Natural Gas
	NYMEX Natural Gas Futures Options	April 2013	(177)	4,150.0	(141,600)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2013	(26)	33,500.0	(15,069)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	April 2013	(89)	2,250.0	—
	Copper
	LME Copper Futures Options	April 2013	(45)	8,750.0	—
	Nickel
	LME Nickel Futures Options	April 2013	(14)	20,000.0	—
	Zinc
	LME Zinc Futures Options	April 2013	(25)	2,300.0	—
	Lead
	LME Lead Futures Options	April 2013	(14)	2,700.0	—

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Agriculturals	Corn
	CBOT Corn Futures Options	April 2013	(145)	$775.0	$(2,719)
	Soybean
	CBOT Soybean Futures Options	April 2013	(80)	1,560.0	(1,000)
	Wheat
	CBOT Wheat Futures Options	April 2013	(54)	810.0	(675)
	KCBT Wheat Futures Options	April 2013	(52)	860.0	(650)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2013	(50)	470.0	(1,750)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2013	(49)	540.0	(2,793)

Precious Metals	Gold
	CEC Gold Futures Options	May 2013	(65)	1,780.0	(9,750)
	Silver
	CEC Silver Futures Options	April 2013	(23)	3,300.0	(1,610)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	April 2013	(26)	89.0	(16,510)
	Sugar
	ICE Sugar Futures Options	April 2013	(92)	19.3	(2,061)
	Coffee
	ICE Coffee C Futures Options	April 2013	(22)	152.5	(1,815)
	Cocoa
	ICE Cocoa Futures Options	April 2013	(18)	2,450.0	(180)

Livestock	Live Cattle
	CME Live Cattle Futures Options	June 2013	(51)	131.0	(8,670)
	CME Live Cattle Futures Options	June 2013	(56)	130.0	(12,880)
	Lean Hogs
	CME Lean Hogs Futures Options	June 2013	(51)	94.0	(37,230)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NYMEX	New York Mercantile Exchange

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2013, the Fund held agency discount notes and U.S. Treasury bills worth $161,152,204 with a total par value of $161,200,000.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”). These include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

The Fund’s primary non-trading risk exposure is interest rate risk as it relates to its collateral investments in short-term, high-quality debt securities which is mitigated due to the short-term nature of these debt securities, as well as by ensuring that the collateral investments (other than U.S. government securities) are rated at the highest rating applicable for the type of investment as determined by at least one nationally recognized statistical rating organization (“NRSRO”) or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed in the reports that the Fund files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the management of the Manager as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the reporting period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no changes to the Risk Factors since last reported on Part 1, Item 1A of the Fund’s annual report on Form 10-K filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the three month period ended on March 31, 2013.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program allowing the Fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. Share repurchases during the fiscal year to date period ended March 31, 2013 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/13 to 1/31/13	—	$ —	Approximately 872,200
2/1/13 to 2/28/13	—	$ —	Approximately 872,200
3/1/13 to 3/31/13	—	$ —	Approximately 872,200

A cumulative total of 47,800 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Second Amended and Restated Trust Agreement of the Fund. (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed on March 30, 2012 as an exhibit to Registrant’s Form 8-K dated March 30, 2012 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 10, 2013.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) May 10, 2013

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) May 10, 2013