Form 10-Q
period 2013-06-30
Nuveen Diversified Commodity Fund
filed 2013-08-07
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, the registrant had 9,219,240 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2013 (Unaudited) and December 31, 2012	3

	Schedule of Investments at June 30, 2013 (Unaudited)	4

	Statements of Operations for the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012 (Unaudited)	10

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2013 (Unaudited) and the year ended December 31, 2012	11

	Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 (Unaudited)	12

	Notes to Financial Statements at June 30, 2013 (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Signatures		45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Short-term investments: U.S. Government and agency obligations, at value (cost $148,606,275 and 169,871,660)	$148,619,541	$170,486,289
Repurchase agreements, at value (cost approximates value)	20,207,573	—
Deposits with brokers	28,970,057	31,490,459
Unrealized appreciation on futures contracts	433,898	2,671,325
Interest receivable	17	—
Other assets	1,016	—

Total assets	198,232,102	204,648,073

LIABILITIES
Call options written, at value (premiums received $839,158 and $974,047, respectively)	338,406	536,013
Unrealized depreciation on futures contracts	8,460,230	6,454,358
Payables:
Investments purchased	16,983,276	—
Distributions	1,336,790	—
Accrued expenses:
Management fees	182,200	210,988
Independent Committee fees	13,212	20,123
Other	249,344	284,683

Total liabilities	27,563,458	7,506,165

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,219,240 shares issued and outstanding at June 30, 2013 and December 31, 2012	219,835,071	219,835,071
Accumulated undistributed earnings (deficit)	(49,166,427)	(22,693,163)

Total shareholders’ capital (Net assets)	170,668,644	197,141,908

Total liabilities and shareholders’ capital	$198,232,102	$204,648,073

Net assets	$170,668,644	$197,141,908

Shares outstanding	9,219,240	9,219,240

Net asset value per share outstanding (net assets divided by shares outstanding)	$18.51	$21.38

Market value per share outstanding	$17.07	$19.97

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2013

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 19,000	Federal Home Loan Mortgage Corporation	0.000%	7/26/13	Aaa	$18,999,734
15,000	U.S. Treasury Bills	0.000%	7/25/13	Aaa	14,999,820
13,000	U.S. Treasury Bills	0.000%	9/19/13	Aaa	12,998,986
17,000	U.S. Treasury Bills	0.000%	12/12/13	Aaa	16,994,968
9,300	U.S. Treasury Bills	0.000%	1/09/14	Aaa	9,296,903
15,000	U.S. Treasury Bills	0.000%	2/06/14	Aaa	14,992,440
11,900	U.S. Treasury Bills	0.000%	3/06/14	Aaa	11,891,396
10,500	U.S. Treasury Bills	0.000%	4/03/14	Aaa	10,491,149
13,000	U.S. Treasury Bills	0.000%	5/01/14	Aaa	12,986,831
12,000	U.S. Treasury Bills	0.000%	5/29/14	Aaa	11,986,164
13,000	U.S. Treasury Bills	0.000%	6/26/14	Aaa	12,981,150

$ 148,700	Total U.S. Government And Agency Obligations (cost $148,606,275)				148,619,541

	Repurchase Agreements
$ 20,208	Repurchase Agreement with State Street Bank, dated 6/28/13, repurchase price $20,207,590, collateralized by $20,950,000 U.S. Treasury Notes, 0.625%, due 5/31/17, value $20,616,308	0.010%	7/01/13	N/A	$20,207,573

	Total Repurchase Agreements (cost $20,207,573)				20,207,573

	Total Short-Term Investments (cost $168,813,848)				$168,827,114

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2013	88	$8,990,080	$(73,920)
	ICE Brent Crude Oil Futures Contract	Long	September 2013	67	6,815,240	(42,030)
	ICE Brent Crude Oil Futures Contract	Long	November 2013	20	2,017,000	(5,280)
	NYMEX Crude Oil Futures Contract	Long	August 2013	105	10,138,800	45,150
	NYMEX Crude Oil Futures Contract	Long	September 2013	50	4,822,000	(65,752)
	NYMEX Crude Oil Futures Contract	Long	November 2013	42	3,994,200	37,130

	Total Crude Oil					(104,702)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	August 2013	12	1,052,700	2,150
	ICE Gas Oil Futures Contract	Long	September 2013	15	1,311,000	16,975
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2013	40	4,802,784	(101)
	NYMEX NY Harbor ULSD Futures Contract	Long	September 2013	20	2,405,172	(25,292)

	Total Heating Oil					(6,268)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2013	77	2,745,050	(295,680)
	NYMEX Natural Gas Futures Contract	Long	September 2013	236	8,399,240	(1,030,970)

	Total Natural Gas					(1,326,650)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Contract	Long	August 2013	26	$2,965,435	$(12,449)
	NYMEX Gasoline RBOB Futures Contract	Long	September 2013	27	3,060,439	(104,488)

	Total Unleaded Gas					(116,937)

	Total Energy					(1,554,557)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	July 2013	88	3,821,950	(790,675)
	LME Primary Aluminum Futures Contract	Long	August 2013	178	7,809,750	(459,706)
	LME Primary Aluminum Futures Contract	Short	July 2013	(88)	(3,821,950)	(15,988)
	LME Primary Aluminum Futures Contract	Short	August 2013	(1)	(43,875)	(200)

	Total Aluminum					(1,266,569)

	Copper
	CEC Copper Futures Contract	Long	September 2013	97	7,414,438	(485,313)
	LME Copper Futures Contract	Long	August 2013	45	7,591,781	(790,312)

	Total Copper					(1,275,625)

	Nickel
	LME Nickel Futures Contract	Long	August 2013	27	2,216,241	(270,702)
	LME Nickel Futures Contract	Short	August 2013	(1)	(82,083)	846

	Total Nickel					(269,856)

	Zinc
	LME Zinc Futures Contract	Long	July 2013	1	45,700	(1,331)
	LME Zinc Futures Contract	Long	August 2013	50	2,303,125	(175,313)
	LME Zinc Futures Contract	Long	September 2013	1	46,350	956
	LME Zinc Futures Contract	Short	July 2013	(1)	(45,700)	(950)
	LME Zinc Futures Contract	Short	August 2013	(3)	(138,188)	(206)

	Total Zinc					(176,844)

	Lead
	LME Lead Futures Contract	Long	August 2013	27	1,382,569	(135,619)

	Total Industrial Metals					(3,124,513)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	September 2013	310	8,482,375	(461,913)
	CBOT Corn Futures Contract	Long	December 2013	31	792,050	(29,387)

	Total Corn					(491,300)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculturals	Soybean
(continued)	CBOT Soybean Futures Contract	Long	November 2013	167	$10,454,200	$37,113

	Wheat
	CBOT Wheat Futures Contract	Long	September 2013	110	3,617,625	(236,812)
	KCBT Wheat Futures Contract	Long	September 2013	107	3,694,175	(190,937)

	Total Wheat					(427,749)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2013	99	3,702,600	124,070

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2013	99	2,680,128	(145,573)

	Total Agriculturals					(903,439)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2013	129	15,785,730	(2,184,259)

	Silver
	CEC Silver Futures Contract	Long	September 2013	46	4,478,100	(12,880)

	Platinum
	NYMEX Platinum Futures Contract	Long	October 2013	19	1,272,905	(103,835)

	Palladium
	NYMEX Palladium Futures Contract	Long	September 2013	12	792,840	(75,220)

	Total Precious Metals					(2,376,194)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2013	51	2,142,255	(78,357)

	Sugar
	ICE Sugar Futures Contract	Long	October 2013	179	3,392,122	(27,205)

	Coffee
	ICE Coffee C Futures Contract	Long	September 2013	26	1,173,900	(54,525)
	LIFFE Coffee Robusta Futures Contract	Long	September 2013	43	756,370	(16,220)

	Total Coffee					(70,745)

	Cocoa
	ICE Cocoa Futures Contract	Long	September 2013	31	670,840	(60,830)

	Total Foods and Fibers					(237,137)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2013	157	7,663,170	105,311
	CME Live Cattle Futures Contract	Long	October 2013	19	955,130	1,470

	Total Live Cattle					106,781

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Livestock	Lean Hogs
(continued)	CME Lean Hogs Futures Contract	Long	August 2013	85	$3,313,300	$22,200
	CME Lean Hogs Futures Contract	Long	October 2013	21	720,720	5,152

	Total Lean Hogs					27,352

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2013	20	1,494,500	33,275
	CME Feeder Cattle Futures Contract	Long	October 2013	6	459,450	2,100

	Total Feeder Cattle					35,375

	Total Livestock					169,508

	Total Futures Contracts outstanding			3,012		$(8,026,332)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2013	(87)	$108.0	$(11,310)
	NYMEX Crude Oil Futures Options	July 2013	(98)	101.0	(31,360)

	Total Crude Oil				(42,670)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2013	(40)	3.0	(15,792)

	Natural Gas
	NYMEX Natural Gas Futures Options	July 2013	(73)	4,350.0	(2,920)
	NYMEX Natural Gas Futures Options	August 2013	(83)	4,300.0	(14,940)

	Total Natural Gas				(17,860)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2013	(26)	29,600.0	(5,788)

	Total Energy				(82,110)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options(4)	August 2013	(89)	2,100.0	(579)

	Copper
	LME Copper Futures Options(4)	August 2013	(45)	8,000.0	(4,342)

	Nickel
	LME Nickel Futures Options(4)	August 2013	(13)	16,500.0	(502)

	Zinc
	LME Zinc Futures Options(4)	August 2013	(24)	2,100.0	(912)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Industrial Metals	Lead
(continued)	LME Lead Futures Options(4)	August 2013	(14)	$2,400.0	$(648)

	Total Industrial Metals				(6,983)

Agriculturals	Corn
	CBOT Corn Futures Options	August 2013	(170)	640.0	(35,062)

	Soybean
	CBOT Soybean Futures Options	October 2013	(84)	1,440.0	(46,725)

	Wheat
	CBOT Wheat Futures Options	August 2013	(55)	745.0	(10,656)
	KCBT Wheat Futures Options	August 2013	(54)	770.0	(11,475)

	Total Wheat				(22,131)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(50)	430.0	(36,250)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2013	(50)	510.0	(12,300)

	Total Agriculturals				(152,468)

Precious Metals	Gold
	CEC Gold Futures Options	July 2013	(65)	1,510.0	(1,950)

	Silver
	CEC Silver Futures Options	August 2013	(23)	2,275.0	(20,240)

	Total Precious Metals				(22,190)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2013	(25)	96.0	(15,125)

	Sugar
	ICE Sugar Futures Options	September 2013	(89)	18.3	(22,926)

	Coffee
	ICE Coffee C Futures Options	August 2013	(21)	135.0	(9,214)

	Cocoa
	ICE Cocoa Futures Options	August 2013	(16)	2,550.0	(320)

	Total Foods and Fibers				(47,585)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2013	(35)	127.0	(1,750)
	CME Live Cattle Futures Options	August 2013	(73)	126.0	(7,300)

	Total Live Cattle				(9,050)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Livestock	Lean Hogs
(continued)	CME Lean Hogs Futures Options	August 2013	(53)	$102.0	$(18,020)

	Total Livestock				(27,070)

	Total Call Options Written outstanding
	(premiums received $839,158)		(1,455)		$(338,406)

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total notional amount at value, including LME short futures positions is $170,513,733.
(4)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Footnote 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2013 and June 30, 2012

and the Six Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest	$56,393	$57,392	$117,053	$123,178

Total Investment Income	56,393	57,392	117,053	123,178

Expenses:
Management fees	562,438	631,736	1,166,839	1,320,011
Brokerage commissions	38,390	42,716	74,011	83,938
Custodian fees and expenses	29,206	32,769	55,934	59,045
Independent Committee fees and expenses	13,476	25,111	27,124	56,361
Professional fees	134,985	119,326	238,337	217,903
Shareholder reporting expenses	34,509	39,680	50,970	71,088
Other expenses	6,834	6,982	16,896	11,343

Total expenses	819,838	898,320	1,630,111	1,819,689

Net investment income (loss)	(763,445)	(840,928)	(1,513,058)	(1,696,511)

Net realized gain (loss) from:
Short-term investments	984	—	1,279	(652)
Futures contracts	(10,843,456)	(22,226,328)	(15,192,263)	(16,939,576)
Call options written	1,129,161	1,659,694	2,450,012	4,236,174
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(19,918)	(4,822)	(17,913)	(28,176)
Futures contracts	(4,974,150)	7,190,243	(4,243,299)	7,710,570
Call options written	198,405	(1,352,546)	62,718	(1,709,545)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(14,508,974)	(14,733,759)	(16,939,466)	(6,731,205)

Net income (loss)	$(15,272,419)	$(15,574,687)	$(18,452,524)	$(8,427,716)

Net income (loss) per weighted-average share	$(1.66)	$(1.69)	$(2.00)	$(0.91)
Weighted-average shares outstanding	9,219,240	9,219,240	9,219,240	9,219,589

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2013 (Unaudited) and the Year Ended December 31, 2012

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Shareholders’ capital—beginning of period	$197,141,908	$214,180,129
Issuance of shares, net of offering costs	—	—
Repurchase of shares	—	(203,766)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,513,058)	(3,626,137)
Net realized gain (loss) from:
Short-term investments	1,279	(425)
Futures contracts	(15,192,263)	(5,031,471)
Call options written	2,450,012	7,166,083
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(17,913)	(1,266)
Futures contracts	(4,243,299)	1,138,797
Call options written	62,718	(438,556)

Net income (loss)	(18,452,524)	(792,975)

Distributions to shareholders	(8,020,740)	(16,041,480)

Shareholders’ capital—end of period	$170,668,644	$197,141,908

Shares—beginning of period	9,219,240	9,229,040
Issuance of shares	—	—
Repurchase of shares	—	(9,800)

Shares—end of period	9,219,240	9,219,240

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(18,452,524)	$(8,427,716)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(262,342,192)	(632,368,697)
Proceeds from sales and maturities of short-term investments	264,101,700	643,736,671
Premiums received for call options written	2,761,100	4,489,456
Cash paid for call options written	(445,977)	(177,052)
Amortization (Accretion)	(116,967)	796,826
(Increase) Decrease in:
Deposits with brokers	2,520,402	8,995,035
Interest receivable	(17)	496,959
Other assets	(1,016)	(23,906)
Increase (Decrease) in:
Payable for investments purchased	16,983,276	—
Accrued management fees	(28,788)	(32,955)
Accrued independent committee fees	(6,911)	(6,250)
Other accrued expenses	(35,339)	(66,439)
Net realized (gain) loss from:
Short-term investments	(1,279)	652
Call options written	(2,450,012)	(4,236,174)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	17,913	28,176
Futures contracts	4,243,299	(7,710,570)
Call options written	(62,718)	1,709,545

Net cash provided by (used in) operating activities	6,683,950	7,203,561

Cash flows from financing activities:
Cash paid for shares repurchased	—	(519,611)
Cash distributions paid to shareholders	(6,683,950)	(6,683,950)

Net cash provided by (used in) financing activities	(6,683,950)	(7,203,561)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2013

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

June 30, 2013

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Unrealized appreciation and depreciation on futures contracts” on the Statements of Financial Condition has been reclassified to conform to the June 30, 2013 presentation.

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

June 30, 2013

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

The average number of futures contracts outstanding during the six months ended June 30, 2013 and the fiscal year ended December 31, 2012 was as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Average number of futures contracts outstanding*	3,243	3,518

*	The average number of contracts is calculated based on the absolute aggregate outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2013 and the fiscal year ended December 31, 2012, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the six months ended June 30, 2013 and the fiscal year ended December 31, 2012. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Six Months Ended June 30, 2013		Year Ended December 31, 2012
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,537	$974,047	1,657	$1,428,047
Options written	5,962	2,761,100	12,756	8,160,238
Options terminated in closing purchase transactions	(3,366)	(1,654,535)	(6,408)	(3,529,781)
Options expired	(1,903)	(857,801)	(4,686)	(3,614,858)
Options exercised	(775)	(383,653)	(1,782)	(1,469,599)

Outstanding, end of the period	1,455	$839,158	1,537	$974,047

The average number of call options written outstanding during the six months ended June 30, 2013 and the fiscal year ended December 31, 2012 was as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Average number of call options written outstanding*	1,481	1,627

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments during the six months ended June 30, 2013 and the fiscal year ended December 31, 2012. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

June 30, 2013

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

Repurchase Agreements

In connection with transactions in repurchase agreements, it is the Fund’s policy that its custodian take possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the repurchase transaction, including accrued interest, at all times. If the counterparty defaults, and the fair value of the collateral declines, realization of the collateral may be delayed or limited.

Collateral Investments

Currently, approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures and forward contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

The Fund’s remaining assets are held in a separate collateral investment account managed by the Collateral Sub-advisor. The Fund’s assets held in the separate collateral account are invested in cash equivalents, U.S. government securities and other high-quality short-term debt securities with final terms not exceeding one year at the time of investment. The collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one nationally recognized statistical rating organization, or if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Investment Valuation

Commodity futures contracts and options on commodity futures contracts traded on an exchange will be valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. OTC commodity futures and forward contracts and options on commodity futures and forward contracts not traded on an exchange will be valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager will determine a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

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

June 30, 2013

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$148,619,541	$—	$148,619,541
Repurchase Agreements	—	20,207,573	—	20,207,573
Derivatives:
Futures Contracts*	(8,026,332)	—	—	(8,026,332)
Call Options Written**	(331,423)	(6,983)	—	(338,406)

Total	$(8,357,755)	$168,820,131	$—	$160,462,376

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$169,902,839	$—	$169,902,839
Repurchase Agreements	—	583,450	—	583,450
Derivatives:
Futures Contracts*	(3,783,033)	—	—	(3,783,033)
Call Options Written**	(502,586)	(33,427)	—	(536,013)

Total	$(4,285,619)	$170,452,862	$—	$166,167,243

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments as of the end of each reporting period.
**	Refer to the Schedule of Investments as of the end of each reporting period for breakdown of Call Options Written classified as Level 2.

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

June 30, 2013

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

June 30, 2013

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

Distributions

The Fund intends to make regular monthly distributions to its shareholders stated in terms of a fixed cents per share distribution rate. Among other factors, the Manager seeks to establish a distribution rate that roughly corresponds to its projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. In the event that the amount of income earned or capital gains realized by the Fund is not sufficient to cover the Fund’s distributions, the Fund may be required to liquidate investments to fund distributions at times or on terms that are disadvantageous to the Fund and its shareholders. As market conditions and portfolio performance may change, the rate of distribution on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of the Fund’s monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders.

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2013 and December 31, 2012, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. Investing in commodity futures and forward

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

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

June 30, 2013

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of June 30, 2013 and December 31, 2012, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		Six Months Ended June 30, 2013 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$433,898	Unrealized depreciation on futures contracts	$8,460,230
Commodity	Options	—	—	Call options written, at value	338,406
Total			$433,898		$8,798,636

		Year Ended December 31, 2012 Location on the Statements of Financial Condition*
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,671,325	Unrealized depreciation on futures contracts	$6,454,358
Commodity	Options	—	—	Call options written, at value	536,013
Total			$2,671,325		$6,990,371
*	Amounts have been reclassified to conform to the current presentation.

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net realized gain (loss) from:
Futures contracts	$(15,192,263)	$(16,939,576)
Call options written	2,450,012	4,236,174
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(4,243,299)	$7,710,570
Call options written	62,718	(1,709,545)

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

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

Transactions in share repurchases were as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Shares repurchased	—	9,800

Weighted average price per share repurchased	$—	$20.77

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2013

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Asset Value:
Net asset value per share—beginning of period	$20.60	$23.55	$21.38	$23.21
Net investment income (loss)	(.08)	(.09)	(.16)	(.18)
Net realized and unrealized gain (loss)	(1.57)	(1.59)	(1.84)	(.73)
Distributions	(.44)	(.44)	(.87)	(.87)

Net asset value per share—end of period	$18.51	$21.43	$18.51	$21.43

Market Value:
Market value per share—beginning of period	$20.75	$23.08	$19.97	$20.30

Market value per share—end of period	$17.07	$20.40	$17.07	$20.40

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.70)%	(1.67)%	(1.62)%	(1.61)%

Expenses	1.83%	1.78%	1.75%	1.72%

Total Returns:(b)
Based on Net Asset Value	(8.09)%	(7.17)%	(9.59)%	(4.10)%

Based on Market Value	(15.75)%	(9.74)%	(10.62)%	4.55%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005, and commenced operations on September 27, 2010, with its initial public offering. The shares of the Fund trade on the NYSE MKT (formerly known as the NYSE Amex) under the ticker symbol “CFD.” The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents, and short-term, high grade debt securities. The Fund also writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) when evaluating the performance of the commodity futures, forwards, and options positions (the “commodity portfolio”) in the Fund’s portfolio.

Results of Operations

The Quarter Ended June 30, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $17.07 on the close of business on June 28, 2013 (the last trading day of the quarter). This represents a decrease of 17.73% in share price (not including an assumed reinvestment of distributions) from the $20.75 price at which the shares of the Fund traded on the close of business on March 28, 2013 (the last trading day of the previous quarter). The high and low intra-day share prices for the quarter were $20.84 (April 1, 2013) and $16.54 (June 24, 2013), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on July 1, 2013. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -15.75%. At June 28, 2013 (the last trading day of the quarter), the shares of the Fund traded at a 7.78% discount to the Fund’s net asset value of $18.51.

The Quarter Ended June 30, 2012—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.40 on the close of business on June 29, 2012 (the last trading day of the period). This represents a decrease of 11.61% in share price (not including an assumed reinvestment of distributions) from the $23.08 price at which the shares of the Fund traded on the close of business on March 30, 2012 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the quarter were $23.57 (April 3, 2012) and $19.16 (June 1, 2012), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on July 2, 2012. The remainder was paid during the quarter. The cumulative total return on market value for the Fund, including distributions during the period, for the quarter ended June 30, 2012 was -9.74%. At June 29, 2012, the shares of the Fund traded at a 4.81% discount to the Fund’s net asset value of $21.43.

The Quarter Ended June 30, 2013—Net Assets of the Fund

The Fund’s net assets decreased from $190.0 million as of March 31, 2013, to $170.7 million as of June 30, 2013, a decrease of $19.3 million. The decrease in the Fund’s net assets was due to $9.7 million in net realized losses and $4.8 million in unrealized depreciation on the Fund’s portfolio during the quarter, a net investment loss of $0.8 million, and $4.0 million of distributions declared to shareholders.

Commodity markets continued to struggle in the second quarter of 2013 and were heavily influenced by supply and demand fundamentals of individual markets. The broad commodity market fell consecutively in April, May, and June falling 9.5% overall as five of the six commodity groups tracked by the DJ-USBCI posted declines for the quarter.

Energy commodities represented 36.5% of the DJ-UBSCI at the end of the period and were broadly lower losing 8.5% in the quarter as weakening global demand put downward pressure on prices. Natural gas prices were especially weak, down 13.9% for the quarter and offsetting a significant advance during the first quarter. This decline was in response to reduced demand stemming from mild weather in the U.S. at the end of the quarter and reports of rebuilding of inventories.

Agricultural commodities (as composed in the Commodity Weightings table later in this Report) made up 21.8% of the DJ-UBSCI at the end of the period and were under pressure during the second quarter, losing 3.1% due to expectations of generous supplies for many markets, including corn and wheat. Corn and wheat fell as the U.S. Department of Agriculture increased its forecasts of crop sizes for the 2013/2014 season.

Industrial metals, which made up 16.0% of the DJ-UBSCI at the end of the period, fell 10.4% during the period. Slowing GDP growth in China, pointing to lower demand in global manufacturing and domestic construction, took all four industrial metals components of the DJ-UBSCI down. Most notably, nickel and copper experienced double digit declines.

Precious metals represented 11.8% of the DJ-UBSCI at the end of the period and were the worst performing group, down 25.5%. Selling pressures resulted in a 23.4% loss for gold and a 31.6% loss in silver for the second quarter. Precious metals prices fell in April on the news that the Central Bank of Cyprus might liquidate its gold reserves as part of its bailout settlement with the International Monetary Fund and the European Union. Gold and silver weakened further in May and June, stemming from the U.S. Federal Reserve’s indication that it might begin to reduce its policy of quantitative easing.

Foods and fibers, which made up 8.2% of the DJ-UBSCI at the end of the period, were down 8.4% as favorable weather for sugar and coffee growing raised expectations of surplus for the season in global markets coupled with a backdrop of weak demand pushed prices lower.

Livestock was the smallest group in the DJ-UBSCI, representing 5.7% at the end of the period. Livestock was the only group to post a gain for the quarter rising approximately 2.2%. Appreciation in lean hog prices was driven by seasonal strength in U.S. demand for summer grilling and reports in April and May of a virus affecting piglets that could impair breeding of the U.S. herd later in 2013.

In this challenging environment of downward price action, the Fund’s commodity portfolio outperformed, falling 7.7% (before considering the expenses of the Fund or the performance of the collateral portfolio) vs. the 9.5%

decline of the DJ-UBSCI. Relative to the DJ-UBSCI, the primary drivers of outperformance were in the energy and agriculture groups. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distribution, was a loss of 8.09%.

Within energy, the portfolio’s better relative results were mainly attributable to an underweight to natural gas, which retreated 13.9% as measured by the DJ-UBSCI. The portfolio had nearly half the exposure of the DJ-UBSCI in this commodity, a 6.5% weight vs. a 12.6% weight, respectively, leading to the better relative performance. Together, the Fund’s portfolio lost 5.5% in energy commodities while the DJ-UBSCI fell 8.5% over the period.

The agriculture group was an area of both positive absolute performance and relative outperformance for the Fund’s commodity portfolio. The Fund’s portfolio gained approximately 0.2% in this group vs. the DJ-UBSCI’s 3.1% loss. This was primarily driven by an underweight position, and better returns in corn for the Fund’s commodity portfolio versus the DJ-UBSCI. The Fund’s commodity portfolio was also overweight soybeans which rallied over the quarter on spotty crop conditions and increased demand from China. Options positions that expired without being exercised (meaning the Fund retained the premium received for selling those options) contributed to the better returns for the Fund as well.

The Fund’s portfolio was overweight precious metals with a weighting of 13.1% versus the DJ-UBSCI weight of 11.8% using period ending weights, which detracted from relative performance versus the DJ-UBSCI given the strong declines in that commodity group. Industrial metals was also an area of underperformance mainly driven by an overweight position in the underperforming copper commodity.

During the quarter, most of the commodity portfolio’s call options expired without being exercised. Depending on the contract and time period, this allowed the Fund to earn the entire call option premium without sacrificing any appreciation on the related futures contract, thereby offsetting some of the Fund’s losses, or partially offsetting any losses on the related futures contract, and benefiting the Fund’s overall performance. In certain cases during the quarter where the futures contract price appreciation was significant, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. In summary, the options program allowed the Fund to limit its volatility relative to its benchmark while also allowing the Fund to participate meaningfully in the appreciation in those commodity groups with strong price appreciation.

During the quarter ended June 30, 2013, the Fund’s collateral investments generated interest income of $56,393, which represents 0.03% of average net assets for the quarter ended June 30, 2013.

The net asset value per share on June 30, 2013, was $18.51. This represents a decrease of 10.15% in net asset value (not including an assumed reinvestment of distributions) from the $20.60 net asset value as of March 31, 2013. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on July 1, 2013. The remainder was paid during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -8.09% for the quarter ended June 30, 2013.

The Fund generated a net loss of $15.3 million for the quarter ended June 30, 2013, resulting from interest income of $0.1 million, expenses of $0.9 million, net realized losses of $9.7 million, and net unrealized depreciation of $4.8 million.

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

During the quarter, several of the commodity portfolio’s options expired without being exercised. This allowed the Fund to earn the call option premium, offsetting some of the losses experienced in the futures positions and without sacrificing any appreciation depending on the contract and time period, which benefited the Fund’s performance. For example, with respect to natural gas, out-of the money options with high relative premiums helped the portfolio’s performance. Crude oil and heating oil options also earned premiums offsetting futures losses. However, among the agricultural commodity group, the options writing generally limited upside capture. This is illustrated by soybean meal prices, which rose approximately 11.7% in the month of April. The performance of the Fund’s soybean meal position was approximately 8.5% over the same period, reflecting the negative impact of forgone futures contract appreciation as the option contracts expired in-the-money. The premiums received on the soybean meal options contracts were less than the foregone upside of the futures positions. For the Fund’s commodity portfolio overall, the increased volatility drove higher premiums for option writing.

During the quarter ended June 30, 2012, the Fund’s collateral investments generated interest income of $57,392, which represents 0.03% of average net assets for the quarter ended June 30, 2012.

The net asset value per share on June 30, 2012, was $21.43. This represents a decrease of 9.00% in net asset value (not including an assumed reinvestment of distributions) from the $23.55 net asset value as of March 31, 2012. The Fund declared distributions of $0.435 per share during the quarter, of which $0.145 was paid on July 2, 2012. The remainder was paid during the quarter. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -7.17% for the quarter ended June 30, 2012.

The Fund generated a net loss of $15.6 million for the quarter ended June 30, 2012, resulting from interest income of $0.1 million, net expenses of $0.9 million, net realized losses of $20.6 million, and net unrealized appreciation of $5.8 million.

The Six Months Ended June 30, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $17.07 on the close of business on June 28, 2013 (the last trading day of the period). This represents a decrease of 14.52% in share price (not including an assumed reinvestment of distributions) from the $19.97 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the six month period were $22.09 (January 23, 2013) and $16.54 (June 24, 2013), respectively. During the six month period, the Fund declared distributions totaling $0.870 per share to shareholders, of which $0.145 was paid on July 1, 2013. The remainder was paid during the six month period. The Fund’s cumulative total return on market value for the six month period, which assumes reinvestment of such distributions, was -10.62%. At June 28, 2013, (the last trading day of the period) the shares of the Fund traded at a 7.78% discount to the Fund’s net asset value of $18.51.

The Six Months Ended June 30, 2012—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $20.40 on the close of business on June 29, 2012 (the last trading day of the period). This represents an increase of 0.49% in share price (not including an assumed reinvestment of distributions) from the $20.30 price at which the shares of the Fund traded on the close of business on December 30, 2011 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the six month period were $24.98 (March 22, 2012) and $19.16 (June 1, 2012), respectively. During the six month period, the Fund declared distributions totaling $0.870 per share to shareholders, of which $0.145 was paid on July 2, 2012. The remainder was paid during the six month period. The cumulative total return on market value for the Fund, including distributions, for the six month period ended June 30, 2012 was 4.55%. As of June 29, 2012, the shares of the Fund traded at a 4.81% discount to the Fund’s net asset value of $21.43.

The Six Months Ended June 30, 2013—Net Assets of the Fund

The Fund’s net assets decreased from $197.1 million as of December 31, 2012, to $170.7 million as of June 30, 2013, a decrease of $26.4 million. The decrease in the Fund’s net assets was due to $12.7 million in net realized losses and $4.2 million in unrealized depreciation on the Fund’s portfolio during the period, a net investment loss of $1.5 million, and $8.0 million of distributions declared to shareholders.

Commodities markets fell steadily during the first six months of 2013, and while rallies in January, March and late April limited the drop, the broad market ended down 10.5% for the period, as measured by the DJ-UBSCI, with each of the six commodity groups in the DJ-UBSCI losing ground during the first half of 2013.

Energy commodities represented 36.5% of the DJ-UBSCI at the end of the period. The group gained during the first quarter of the year, but weakened in the second quarter, giving up all of the first quarter gains, and falling 2.0% for the six month period. The only commodity in the group experiencing gains for the period was West Texas Intermediate (“WTI”) crude oil, which rose 2.5%, as measured by the DJ-UBSCI. WTI crude was higher in the first quarter on a spurt of growth in the U.S. economy, and in the second quarter on early signs of a resolution to the large supply buildup resulting from growing domestic production in shale oil fields. Natural gas posted a loss of 1.0% for the first six months of 2013, as measured by the DJ-UBSCI, after an unseasonably cold late winter and early spring in the U.S. took prices up approximately 14%, it then sold off from a rebuilding of inventories in the second quarter.

Agricultural commodities (as composed in the Commodity Weightings table later in this Report) made up 21.8% of the DJ-UBSCI at the end of the period and experienced mixed results for the period. Overall, the group returned a loss of 6.1% for the period as measured by the DJ-UBSCI. Prices of both corn and wheat were lower on influential forecasts from the U.S. Department of Agriculture, issued at the end of March and again in June, on the likely abundance of the coming harvest. In contrast, soybeans and soybean meal moved higher on developments in the physical markets, namely shortages for current domestic consumption and exports to China.

Industrial metals, which made up 16.0% of the DJ-UBSCI at the end of the period, fell steadily through the first half of 2013, reflecting weak demand in the global manufacturing environment. The group experienced a loss of 17.4% for the period as measured by the DJ-UBSCI, with losses in all underlying components of the DJ-UBSCI.

Precious metals represented 11.8% of the DJ-UBSCI at the end of the period and were the weakest component of the DJ-UBSCI, down 29.6% during the first six months of 2013, driven by losses in gold and silver. Gold underperformed early in the period as investors sought opportunities in the rising equity markets, compounded by the mid-April bailout negotiations for Cyprus, when markets focused on the possibility that the Central Bank of Cyprus might liquidate a portion of its gold reserves. In mid-June, gold and silver experienced additional losses, when the U.S. Federal Reserve chairman suggested that a withdrawal from its quantitative easing program might begin in late 2013.

Foods and fibers, which made up 8.2% of the DJ-UBSCI at the end of the period, declined 11.4% over the period. Growing conditions for coffee and sugar have been favorable, particularly in Brazil, so that global stocks continue to increase driving most of the price decline.

Livestock, the smallest group in the DJ-UBSCI at the end of the period making up 5.7%, experienced gains in the second quarter of 2013, but were unable to overcome a weak first quarter and suffered a decline of 4.4% for the six month period, as measured by the DJ-UBSCI.

In this challenging environment of mostly falling prices over the first six months of 2013, the Fund’s commodity portfolio outperformed its benchmark falling 8.9% (before considering the expenses of the Fund or the performance of the collateral portfolio) vs. the 10.5% decline of the DJ-UBSCI. The Fund’s commodity portfolio outperformed relative to the Index in five of the six commodity groups, most notably within the agriculture and foods and fibers, while underperforming in livestock. The Fund’s total return on net asset value for the period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distributions, was a loss of 9.59%.

The Fund’s commodity portfolio outperformed the DJ-UBSCI in every agricultural commodity with strong results across the board. The portfolio benefited from underweight positions in the falling markets of corn and soybean oil, as well as an overweight position in the rising soybean market, in comparison to the DJ-UBSCI. Additionally, while certain options positions were exercised against the Fund creating small losses, during the period the Fund generally benefited from its option activity in corn, soybeans, soybean meal and soybean oil.

The foods and fibers group within the Fund’s commodity portfolio experienced a loss of approximately 9.7% during the six month period. Despite this loss, the Fund’s portfolio performed better than the DJ-UBSCI where this group fell 11.4%. The Fund’s commodity portfolio benefited from lower portfolio weightings than the Index in coffee and sugar.

The Fund’s commodity portfolio experienced a loss of approximately 5.5% in the livestock group, underperforming the DJ-UBSCI which lost 4.4%. The underperformance was mostly a result of the portfolio’s position in feeder cattle, which lost approximately 11.5% and is not held in the DJ-UBSCI.

During the period, most of the commodity futures portfolio’s call options expired without being exercised. Depending on the contract and time period, this allowed the Fund to earn the entire call option premium without sacrificing any appreciation on the related futures contract, thereby offsetting some of the Fund’s losses, or partially offsetting any losses on the related futures contract, and benefiting the Fund’s overall performance. In certain cases during the period where the futures contract price appreciation was significant, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. In summary, the options program allowed the Fund to limit its volatility relative to its benchmark while also allowing the Fund to participate meaningfully in the appreciation in those commodity groups with strong price appreciation.

During the six month period ended June 30, 2013, the Fund’s collateral investments generated interest income of $117,053, which represents 0.06% of average net assets for the six months ended June 30, 2013.

The net asset value per share on June 30, 2013, was $18.51. This represents a decrease of 13.42% in net asset value (not including an assumed reinvestment of distributions) from the $21.38 net asset value as of December 31, 2012. The Fund declared distributions of $0.870 per share during the six month period, of which $0.145 was paid on July 1, 2013. The remainder was paid during the period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -9.59% for the six months ended June 30, 2013.

The Fund generated a net loss of $18.5 million for the six months ended June 30, 2013, resulting from interest income of $0.1 million, expenses of $1.7 million, net realized losses of $12.7 million, and net unrealized depreciation of $4.2 million.

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

For the six month period the Fund’s commodity portfolio outperformed the DJ-UBSCI benchmark in five of the six commodity groups. The commodity portfolio’s holdings in the energy group had the largest outperformance when compared to the DJ-UBSCI (returning approximately -11.4% vs. -14.5%, respectively), largely due to the Fund’s smaller allocation to natural gas. Within foods and fibers, the Fund benefited from exposure to coffee contracts traded in the London International Financial Futures Exchange. Additionally, the commodity portfolio’s positions in nickel, gold, and live cattle contributed to the Fund’s outperformance of the DJUBSCI in the industrial metals, precious metals, and livestock groups. Agriculture was the sole relative underperformer, driven by the Fund’s lower weights to soybeans, wheat, and corn. As inclement weather drove these commodity prices higher, the Fund’s lower exposures to these commodities was a negative during the period.

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

During the six month period ended June 30, 2012, the Fund’s collateral investments generated interest income of $123,178, which represents 0.06% of average net assets for the six months ended June 30, 2012.

The net asset value per share as of June 30, 2012, was $21.43. This represents a decrease of 7.67% in net asset value (not including an assumed reinvestment of distributions) from the $23.21 net asset value as of December 31, 2011. The Fund declared distributions of $0.870 per share during the six month period, of which $0.145 was paid on July 2, 2012. The remainder was paid during the period. When these distributions are taken into account, the cumulative total return for the Fund on net asset value was -4.10% for the six months ended June 30, 2012.

The Fund generated a net loss of $8.4 million for the six month period ended June 30, 2012, resulting from interest income of $0.1 million, net expenses of $1.8 million, net realized losses of $12.7 million, and net unrealized appreciation of $6.0 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of June 30, 2013. Total returns based on market value and net asset value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period for total returns based on net asset value, and at the ending market price per share at the end of the period for total returns based on market value.

	Cumulative		Annualized
	3 Month	Year to Date	1 Year	Since Inception
Market Value	-15.75%	-10.62%	-8.81%	-5.92%
Net Asset Value	-8.09%	-9.59%	-6.21%	-1.79%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

Distributions

The Fund makes regular monthly distributions to its shareholders stated in terms of a fixed cents per share distribution rate. The Manager seeks to establish a distribution rate that, among other factors, roughly corresponds to its projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. The Fund’s projected or actual distribution rate is not a prediction of what the Fund’s actual total returns will be over any specific future period.

The Fund’s ability to make distributions will depend on a number of factors, including, most importantly, the long-term total returns generated by the Fund’s commodity investments and the gains generated through the Fund’s options strategy. The Fund’s actual financial performance will likely vary significantly from month-to-month and from year-to-year, and there may be periods, perhaps of extended durations of up to several years, when the distribution rate exceeds the Fund’s actual total returns. In the event that the amount of income earned or capital gains realized by the Fund is not sufficient to cover the Fund’s distributions, the Fund may be required to liquidate investments to fund distributions at times or on terms that could be disadvantageous to the Fund and its shareholders.

Because the Fund’s investment performance since its inception has been negative, the Fund has effectively been drawing upon its assets to meet payments prescribed by its distribution policy. The Fund also has paid fees and expenses that have also been drawn from the Fund’s assets.

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions could have the effect of increasing the Manager’s management fees. As disclosed in a press release dated July 1, 2013, the Manager has reduced the Fund’s distribution rate effective with the distribution payable on August 1, 2013.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of June 30, 2013. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	21.57%	16.49%
	Heating Oil	5.61%	3.72%
	Natural Gas	6.54%	12.58%
	Unleaded Gas	3.53%	3.73%

		37.25%	36.52%

Industrial Metals	Aluminum	4.55%	4.69%
	Copper	8.80%	6.73%
	Nickel	1.25%	1.99%
	Zinc	1.30%	2.58%
	Lead	0.81%	0.00%

		16.71%	15.99%

Agriculturals	Corn	5.44%	6.26%
	Soybean	6.13%	5.51%
	Wheat	4.29%	4.60%
	Soybean Meal	2.17%	2.65%
	Soybean Oil	1.57%	2.75%

		19.60%	21.77%

Precious Metals	Gold	9.26%	8.94%
	Silver	2.63%	2.81%
	Platinum	0.75%	0.00%
	Palladium	0.46%	0.00%

		13.10%	11.75%

Foods and Fibers	Cotton	1.26%	2.18%
	Sugar	1.99%	3.88%
	Coffee	1.13%	2.17%
	Cocoa	0.39%	0.00%

		4.77%	8.23%

Livestock	Live Cattle	5.05%	3.35%
	Lean Hogs	2.37%	2.39%
	Feeder Cattle	1.15%	0.00%

		8.57%	5.74%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options does not require a significant outlay of capital. The Fund currently expects to post approximately 15% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-advisor. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the six months ended June 30, 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Refer to note 2 of the Fund’s Notes to Financial Statements in “Part 1—Item 1. Financial Statements” of this Report for the summary of significant accounting policies of the Fund.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2013. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of June 30, 2013, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2013	88	$102.1600	1,000	$8,990,080
	ICE Brent Crude Oil Futures Contract	Long	September 2013	67	101.7200	1,000	6,815,240
	ICE Brent Crude Oil Futures Contract	Long	November 2013	20	100.8500	1,000	2,017,000
	NYMEX Crude Oil Futures Contract	Long	August 2013	105	96.5600	1,000	10,138,800
	NYMEX Crude Oil Futures Contract	Long	September 2013	50	96.4400	1,000	4,822,000
	NYMEX Crude Oil Futures Contract	Long	November 2013	42	95.1000	1,000	3,994,200
	Heating Oil
	ICE Gas Oil Futures Contract	Long	August 2013	12	877.2500	100	1,052,700
	ICE Gas Oil Futures Contract	Long	September 2013	15	874.0000	100	1,311,000
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2013	40	2.8588	42,000	4,802,784
	NYMEX NY Harbor ULSD Futures Contract	Long	September 2013	20	2.8633	42,000	2,405,172
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2013	77	3.5650	10,000	2,745,050
	NYMEX Natural Gas Futures Contract	Long	September 2013	236	3.5590	10,000	8,399,240
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2013	26	2.7156	42,000	2,965,435
	NYMEX Gasoline RBOB Futures Contract	Long	September 2013	27	2.6988	42,000	3,060,439

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	July 2013	88	1,737.2500	25	3,821,950
	LME Primary Aluminum Futures Contract	Long	August 2013	178	1,755.0000	25	7,809,750
	LME Primary Aluminum Futures Contract	Short	July 2013	(88)	1,737.2500	25	(3,821,950)
	LME Primary Aluminum Futures Contract	Short	August 2013	(1)	1,755.0000	25	(43,875)
	Copper
	CEC Copper Futures Contract	Long	September 2013	97	3.0575	25,000	7,414,438
	LME Copper Futures Contract	Long	August 2013	45	6,748.2500	25	7,591,781
	Nickel
	LME Nickel Futures Contract	Long	August 2013	27	13,680.5000	6	2,216,241
	LME Nickel Futures Contract	Short	August 2013	(1)	13,680.5000	6	(82,083)
	Zinc
	LME Zinc Futures Contract	Long	July 2013	1	1,828.0000	25	45,700
	LME Zinc Futures Contract	Long	August 2013	50	1,842.5000	25	2,303,125
	LME Zinc Futures Contract	Long	September 2013	1	1,854.0000	25	46,350
	LME Zinc Futures Contract	Short	July 2013	(1)	1,828.0000	25	(45,700)
	LME Zinc Futures Contract	Short	August 2013	(3)	1,842.5000	25	(138,188)
	Lead
	LME Lead Futures Contract	Long	August 2013	27	2,048.2500	25	1,382,569

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	September 2013	310	$5.4725	5,000	$8,482,375
	CBOT Corn Futures Contract	Long	December 2013	31	5.1100	5,000	792,050
	Soybean
	CBOT Soybean Futures Contract	Long	November 2013	167	12.5200	5,000	10,454,200
	Wheat
	CBOT Wheat Futures Contract	Long	September 2013	110	6.5775	5,000	3,617,625
	KCBT Wheat Futures Contract	Long	September 2013	107	6.9050	5,000	3,694,175
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2013	99	374.0000	100	3,702,600
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2013	99	0.4512	60,000	2,680,128

Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2013	129	1,223.7000	100	15,785,730
	Silver
	CEC Silver Futures Contract	Long	September 2013	46	19.4700	5,000	4,478,100
	Platinum
	NYMEX Platinum Futures Contract	Long	October 2013	19	1,339.9000	50	1,272,905
	Palladium
	NYMEX Palladium Futures Contract	Long	September 2013	12	660.7000	100	792,840

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2013	51	0.8401	50,000	2,142,255
	Sugar
	ICE Sugar Futures Contract	Long	October 2013	179	0.1692	112,000	3,392,122
	Coffee
	ICE Coffee C Futures Contract	Long	September 2013	26	1.2040	37,500	1,173,900
	LIFFE Coffee Robusta Futures Contract	Long	September 2013	43	1,759.0000	10	756,370
	Cocoa
	ICE Cocoa Futures Contract	Long	September 2013	31	2,164.0000	10	670,840

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2013	157	1.2203	40,000	7,663,170
	CME Live Cattle Futures Contract	Long	October 2013	19	1.2568	40,000	955,130
	Lean Hogs
	CME Lean Hog Futures Contract	Long	August 2013	85	0.9745	40,000	3,313,300
	CME Lean Hog Futures Contract	Long	October 2013	21	0.8580	40,000	720,720
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2013	20	1.4945	50,000	1,494,500
	CME Feeder Cattle Futures Contract	Long	October 2013	6	1.5315	50,000	459,450

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2013	(87)	$108.0	$(11,310)
	NYMEX Crude Oil Futures Options	July 2013	(98)	101.0	(31,360)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Contract	July 2013	(40)	3.0	(15,792)
	Natural Gas
	NYMEX Natural Gas Futures Options	July 2013	(73)	4,350.0	(2,920)
	NYMEX Natural Gas Futures Options	August 2013	(83)	4,300.0	(14,940)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2013	(26)	29,600.0	(5,788)

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	August 2013	(89)	$2,100.0	$(579)
	Copper
	LME Copper Futures Options	August 2013	(45)	8,000.0	(4,342)
	Nickel
	LME Nickel Futures Options	August 2013	(13)	16,500.0	(502)
	Zinc
	LME Zinc Futures Options	August 2013	(24)	2,100.0	(912)
	Lead
	LME Lead Futures Options	August 2013	(14)	2,400.0	(648)

Agriculturals	Corn
	CBOT Corn Futures Options	August 2013	(170)	640.0	(35,062)
	Soybean
	CBOT Soybean Futures Options	October 2013	(84)	1,440.0	(46,725)
	Wheat
	CBOT Wheat Futures Options	August 2013	(55)	745.0	(10,656)
	KCBT Wheat Futures Options	August 2013	(54)	770.0	(11,475)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(50)	430.0	(36,250)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2013	(50)	510.0	(12,300)

Precious Metals	Gold
	CEC Gold Futures Options	July 2013	(65)	1,510.0	(1,950)
	Silver
	CEC Silver Futures Options	August 2013	(23)	2,275.0	(20,240)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2013	(25)	96.0	(15,125)
	Sugar
	ICE Sugar Futures Options	September 2013	(89)	18.3	(22,926)
	Coffee
	ICE Coffee C Futures Options	August 2013	(21)	135.0	(9,214)
	Cocoa
	ICE Cocoa Futures Options	August 2013	(16)	2,550.0	(320)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2013	(35)	127.0	(1,750)
	CME Live Cattle Futures Options	August 2013	(73)	126.0	(7,300)
	Lean Hogs
	CME Lean Hogs Futures Options	August 2013	(53)	102.0	(18,020)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2013, the Fund held agency discount notes and U.S. Treasury bills worth $148,619,541 with a total par value of $148,700,000 and a repurchase agreement worth $20,207,573.

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

The Fund’s primary non-trading risk exposures are interest rate risk and credit risk related to the collateral portfolio. Interest rate risk is mitigated by the short-term nature of the collateral portfolio’s debt securities. Credit risk is mitigated by the fact that the collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one nationally recognized statistical rating organization (“NRSRO”) or, if unrated, judged by the Collateral Sub-advisor to be of comparable quality.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Fund, the Manager has evaluated the effectiveness of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed in the reports that the Fund files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the management of the Manager as appropriate to allow timely decisions regarding required disclosure.

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

The Fund is subject to various risks that could negatively affect the Fund as described in its most recent Annual Report on Form 10- K (the “Annual Report”) and its subsequent Quarterly Reports on Form 10-Q (the “Quarterly Reports”). The following represent changes and/or additions to the risks previously disclosed in the Fund’s most recent Annual Report and subsequent Quarterly Reports:

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are generally expected over the long-term to be derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The Fund’s actual financial performance will likely vary significantly from month-to-month and from year-to-year, and there may be periods, perhaps of extended durations of up to several years, when the distribution rate exceeds the Fund’s actual total returns. In that event, the Fund may liquidate investments in order to make distributions, and the timing and terms of any such liquidations could be disadvantageous to the Fund and its shareholders. The manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees.

Departure of key personnel could adversely affect the Fund. In managing and directing the Fund’s activities and affairs, the manager relies heavily on Gresham LLC, which has a relatively small number of personnel. If any of Jonathan S. Spencer, President and Chief Investment Officer of Gresham LLC, or Susan Wager and Randy Migdal, the Fund’s portfolio managers, were to leave Gresham LLC or be unable to carry out their present responsibilities, it may have an adverse effect on the Fund’s management. In addition, should market conditions deteriorate or for other reasons, Nuveen Investments, NCAM, Nuveen Asset Management and Gresham LLC may need to implement cost reductions in the future which could make the retention of qualified and experienced personnel more difficult and could lead to personnel turnover.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2013.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program allowing the Fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. Share repurchases during the fiscal year to date period ended June 30, 2013 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/13 to 1/31/13	—	$ —	Approximately 872,200
2/1/13 to 2/28/13	—	$ —	Approximately 872,200
3/1/13 to 3/31/13	—	$ —	Approximately 872,200
4/1/13 to 4/30/13	—	$ —	Approximately 872,200
5/1/13 to 5/31/13	—	$ —	Approximately 872,200
6/1/13 to 6/30/13	—	$ —	Approximately 872,200

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 7, 2013.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) August 7, 2013

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) August 7, 2013