Form 10-Q
period 2013-09-30
Nuveen Diversified Commodity Fund
filed 2013-11-07
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the registrant had 9,219,240 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2013 (Unaudited) and December 31, 2012	3

	Schedule of Investments at September 30, 2013 (Unaudited)	4

	Statements of Operations for the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012 (Unaudited)	10

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2013 (Unaudited) and the year ended December 31, 2012	11

	Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 (Unaudited)	12

	Notes to Financial Statements at September 30, 2013 (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Short-term investments, at value (cost $151,740,078 and $170,455,110)	$151,793,207	$170,486,289
Deposits with brokers	24,736,503	31,490,459
Unrealized appreciation on futures contracts	2,128,793	2,671,325
Other assets	1,016	—

Total assets	178,659,519	204,648,073

LIABILITIES
Call options written, at value (premiums received $875,299 and $974,047, respectively)	429,030	536,013
Unrealized depreciation on futures contracts	3,226,629	6,454,358
Payable for distributions	1,198,501	—
Accrued expenses:
Management fees	181,527	210,988
Independent Committee fees	12,518	20,123
Other	323,452	284,683

Total liabilities	5,371,657	7,506,165

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,219,240 shares issued and outstanding at September 30, 2013 and December 31, 2012	219,835,071	219,835,071
Accumulated undistributed earnings (deficit)	(46,547,209)	(22,693,163)

Total shareholders’ capital (Net assets)	173,287,862	197,141,908

Total liabilities and shareholders’ capital	$178,659,519	$204,648,073

Net assets	$173,287,862	$197,141,908

Shares outstanding	9,219,240	9,219,240

Net asset value per share outstanding (net assets divided by shares outstanding)	$18.80	$21.38

Market value per share outstanding	$16.55	$19.97

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2013

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 16,000	U.S. Treasury Bills	0.000%	12/12/13	Aaa	$15,999,600
14,300	U.S. Treasury Bills	0.000%	1/09/14	Aaa	14,299,700
15,000	U.S. Treasury Bills	0.000%	2/06/14	Aaa	14,999,205
11,900	U.S. Treasury Bills	0.000%	3/06/14	Aaa	11,899,227
15,500	U.S. Treasury Bills	0.000%	4/03/14	Aaa	15,497,427
15,500	U.S. Treasury Bills	0.000%	5/01/14	Aaa	15,496,125
12,000	U.S. Treasury Bills	0.000%	5/29/14	Aaa	11,996,400
15,500	U.S. Treasury Bills	0.000%	6/26/14	Aaa	15,493,939
17,000	U.S. Treasury Bills	0.000%	7/24/14	Aaa	16,991,262
9,000	U.S. Treasury Bills	0.000%	8/21/14	Aaa	8,993,925
8,000	U.S. Treasury Bills	0.000%	9/18/14	Aaa	7,993,152

$ 149,700	Total U.S. Government And Agency Obligations (cost $149,606,833)				149,659,962

	Repurchase Agreements
$ 2,133	Repurchase Agreement with State Street Bank, dated 9/30/13, repurchase price $2,133,245, collateralized by $2,175,000 U.S. Treasury Notes, 0.875%, due 2/28/17, value $2,179,296	0.000%	10/01/13	N/A	$2,133,245

	Total Repurchase Agreements (cost $2,133,245)				2,133,245

	Total Short-Term Investments (cost $151,740,078)				$151,793,207

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2013	122	$13,221,140	$(132,605)
	ICE Brent Crude Oil Futures Contract	Long	December 2013	3	322,290	(30)
	ICE Brent Crude Oil Futures Contract	Long	January 2014	48	5,113,920	(100,310)
	NYMEX Crude Oil Futures Contract	Long	November 2013	171	17,498,430	(22,640)
	NYMEX Crude Oil Futures Contract	Long	December 2013	4	407,600	—
	NYMEX Crude Oil Futures Contract	Long	January 2014	24	2,427,600	(58,620)

	Total Crude Oil					(314,205)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	November 2013	26	2,371,200	(104,275)
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2013	51	6,364,953	(174,070)
	NYMEX NY Harbor ULSD Futures Contract	Long	January 2014	7	871,416	(46,360)

	Total Heating Oil					(324,705)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2013	273	9,718,800	(117,538)
	NYMEX Natural Gas Futures Contract	Long	December 2013	6	223,740	—
	NYMEX Natural Gas Futures Contract	Long	January 2014	55	2,107,050	(70,650)

	Total Natural Gas					(188,188)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Contract	Long	November 2013	45	$4,967,298	$(122,485)
	NYMEX Gasoline RBOB Futures Contract	Long	January 2014	10	1,094,520	(53,495)

	Total Unleaded Gas					(175,980)

	Total Energy					(1,003,078)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2013	170	7,676,562	174,250
	LME Primary Aluminum Futures Contract	Long	November 2013	2	91,250	—
	LME Primary Aluminum Futures Contract	Short	October 2013	(1)	(45,156)	(413)

	Total Aluminum					173,837

	Copper
	CEC Copper Futures Contract	Long	December 2013	75	6,230,625	30,637
	CEC Copper Futures Contract	Long	March 2014	20	1,666,500	16,900
	LME Copper Futures Contract	Long	October 2013	44	8,014,875	385,825
	LME Copper Futures Contract	Short	October 2013	(1)	(182,156)	(4,856)

	Total Copper					428,506

	Nickel
	LME Nickel Futures Contract	Long	October 2013	26	2,167,698	38,610
	LME Nickel Futures Contract	Short	October 2013	(1)	(83,373)	—

	Total Nickel					38,610

	Zinc
	LME Zinc Futures Contract	Long	October 2013	48	2,265,600	63,394
	LME Zinc Futures Contract	Short	October 2013	(1)	(47,200)	13

	Total Zinc					63,407

	Lead
	LME Lead Futures Contract	Long	October 2013	27	1,415,644	4,388

	Total Industrial Metals					708,748

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	December 2013	351	7,748,325	(694,581)

	Soybean
	CBOT Soybean Futures Contract	Long	November 2013	125	8,017,187	140,188
	CBOT Soybean Futures Contract	Long	January 2014	20	1,285,000	(50,800)

	Total Soybean					89,388

	Wheat
	CBOT Wheat Futures Contract	Long	December 2013	105	3,562,125	177,437
	CBOT Wheat Futures Contract	Long	March 2014	7	240,450	(1,488)
	KCBT Wheat Futures Contract	Long	December 2013	105	3,882,375	178,413

	Total Wheat					354,362

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculturals	Soybean Meal
(continued)	CBOT Soybean Meal Futures Contract	Long	December 2013	78	$3,162,120	$290,520
	CBOT Soybean Meal Futures Contract	Long	January 2014	9	362,970	(9,870)

	Total Soybean Meal					280,650

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2013	97	2,392,020	(371,053)

	Total Agriculturals					(341,234)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2013	126	16,720,200	(130,000)

	Silver
	CEC Silver Futures Contract	Long	December 2013	45	4,884,300	(700,550)

	Platinum
	NYMEX Platinum Futures Contract	Long	January 2014	19	1,341,780	(26,320)

	Palladium
	NYMEX Palladium Futures Contract	Long	December 2013	11	799,865	(21,945)

	Total Precious Metals					(878,815)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2013	50	2,180,250	2,305

	Sugar
	ICE Sugar Futures Contract	Long	March 2014	171	3,474,173	101,506

	Coffee
	ICE Coffee C Futures Contract	Long	December 2013	24	1,023,300	(103,725)
	LIFFE Coffee Robusta Futures Contract	Long	November 2013	42	689,640	(107,950)

	Total Coffee					(211,675)

	Cocoa
	ICE Cocoa Futures Contract	Long	December 2013	27	712,800	62,030

	Total Foods and Fibers					(45,834)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2013	154	7,875,560	134,296
	CME Live Cattle Futures Contract	Long	December 2013	15	791,850	14,390

	Total Live Cattle					148,686

	Lean Hogs
	CME Lean Hog Futures Contract	Long	October 2013	80	2,943,200	252,043
	CME Lean Hog Futures Contract	Long	December 2013	37	1,282,050	18,001

	Total Lean Hogs					270,044

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2013	18	1,486,800	41,822
	CME Feeder Cattle Futures Contract	Long	January 2014	6	492,000	1,825

	Total Feeder Cattle					43,647

	Total Livestock					462,377

	Total Futures Contracts outstanding			2,975	$173,231,166	$(1,097,836)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2013	(85)	$118.5	$(4,250)
	ICE Brent Crude Oil Futures Options	December 2013	(2)	115.0	(1,220)
	NYMEX Crude Oil Futures Options	October 2013	(98)	112.0	(4,900)
	NYMEX Crude Oil Futures Options	November 2013	(2)	110.0	(1,140)

	Total Crude Oil				(11,510)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2013	(39)	3.2	(5,405)

	Natural Gas
	NYMEX Natural Gas Futures Options	October 2013	(167)	3,850.0	(50,100)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2013	(27)	29,600.0	(4,763)

	Total Energy				(71,778)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options(4)	October 2013	(85)	1,900.0	—

	Copper
	LME Copper Futures Options(4)	October 2013	(43)	7,500.0	(140)

	Nickel
	LME Nickel Futures Options(4)	October 2013	(13)	14,750.0	(1)

	Zinc
	LME Zinc Futures Options(4)	October 2013	(24)	1,975.0	(6)

	Lead
	LME Lead Futures Options(4)	October 2013	(14)	2,200.0	(7)

	Total Industrial Metals				(154)

Agriculturals	Corn
	CBOT Corn Futures Options	November 2013	(175)	520.0	(8,750)

	Soybean
	CBOT Soybean Futures Options	October 2013	(73)	1,440.0	(7,300)

	Wheat
	CBOT Wheat Futures Options	November 2013	(56)	690.0	(53,900)
	KCBT Wheat Futures Options	November 2013	(52)	750.0	(54,275)

	Total Wheat				(108,175)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(44)	430.0	(31,900)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2013	(48)	510.0	(432)

	Total Agriculturals				(156,557)

Precious Metals	Gold
	CEC Gold Futures Options	November 2013	(63)	1,435.0	(60,480)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Precious Metals	Silver
(continued)	CEC Silver Futures Options	November 2013	(23)	$2,800.0	$(8,510)

	Total Precious Metals				(68,990)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2013	(25)	96.0	(4,875)

	Sugar
	ICE Sugar Futures Options	February 2014	(85)	19.0	(44,744)

	Coffee
	ICE Coffee C Futures Options	November 2013	(21)	135.0	(1,732)

	Cocoa
	ICE Cocoa Futures Options	November 2013	(14)	2,500.0	(22,680)

	Total Foods and Fibers				(74,031)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2013	(103)	130.0	(2,060)

	Lean Hogs
	CME Lean Hogs Futures Options	October 2013	(59)	90.0	(55,460)

	Total Livestock				(57,520)

	Total Call Options Written outstanding
	(premiums received $875,299)		(1,440)		$(429,030)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2013

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value includes the net effect of LME short futures positions.
(4)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2013 and September 30, 2012

and the Nine Months Ended September 30, 2013 and September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest	$43,001	$60,753	$160,054	$183,931

Total Investment Income	43,001	60,753	160,054	183,931

Expenses:
Management fees	554,419	648,984	1,721,258	1,968,995
Brokerage commissions	23,526	32,317	97,537	116,255
Custodian fees and expenses	33,893	26,476	89,827	85,521
Offering costs	—	108,554	—	108,554
Independent Committee fees and expenses	12,518	30,500	39,642	86,861
Professional fees	138,028	169,176	376,365	387,079
Shareholder reporting expenses	59,529	42,709	110,499	113,797
Other expenses	6,877	6,451	23,773	17,794

Total expenses	828,790	1,065,167	2,458,901	2,884,856

Net investment income (loss)	(785,789)	(1,004,414)	(2,298,847)	(2,700,925)

Net realized gain (loss) from:
Short-term investments	949	140	2,228	(512)
Futures contracts	(1,050,382)	12,753,981	(16,242,645)	(4,185,595)
Call options written	1,136,064	918,562	3,586,076	5,154,736
Change in net unrealized appreciation (depreciation) of:
Short-term investments	39,863	20,588	21,950	(7,588)
Futures contracts	6,928,496	4,533,122	2,685,197	12,243,692
Call options written	(54,483)	(20,858)	8,235	(1,730,403)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	7,000,507	18,205,535	(9,938,959)	11,474,330

Net income (loss)	$6,214,718	$17,201,121	$(12,237,806)	$8,773,405

Net income (loss) per weighted-average share	$0.67	$1.87	$(1.33)	$0.95
Weighted-average shares outstanding	9,219,240	9,219,240	9,219,240	9,219,472

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2013 (Unaudited) and the Year Ended December 31, 2012

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Shareholders’ capital—beginning of period	$197,141,908	$214,180,129
Issuance of shares, net of offering costs	—	—
Repurchase of shares	—	(203,766)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,298,847)	(3,626,137)
Net realized gain (loss) from:
Short-term investments	2,228	(425)
Futures contracts	(16,242,645)	(5,031,471)
Call options written	3,586,076	7,166,083
Change in net unrealized appreciation (depreciation) of:
Short-term investments	21,950	(1,266)
Futures contracts	2,685,197	1,138,797
Call options written	8,235	(438,556)

Net income (loss)	(12,237,806)	(792,975)

Distributions to shareholders	(11,616,240)	(16,041,480)

Shareholders’ capital—end of period	$173,287,862	$197,141,908

Shares—beginning of period	9,219,240	9,229,040
Issuance of shares	—	—
Repurchase of shares	—	(9,800)

Shares—end of period	9,219,240	9,219,240

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(12,237,806)	$8,773,405
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(455,899,511)	(1,133,582,615)
Proceeds from sales and maturities of short-term investments	474,776,712	1,130,385,341
Premiums received for call options written	3,983,067	6,650,363
Cash paid for call options written	(495,739)	(1,373,715)
Amortization (Accretion)	(159,941)	766,431
(Increase) Decrease in:
Deposits with brokers	6,753,956	14,572,769
Interest receivable	—	561,049
Other assets	(1,016)	88,449
Increase (Decrease) in:
Accrued management fees	(29,461)	(13,497)
Accrued independent committee fees	(7,605)	—
Accrued other expenses	38,769	45,876
Net realized (gain) loss from:
Short-term investments	(2,228)	512
Call options written	(3,586,076)	(5,154,736)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(21,950)	7,588
Futures contracts	(2,685,197)	(12,243,692)
Call options written	(8,235)	1,730,403

Net cash provided by (used in) operating activities	10,417,739	11,213,931

Cash flows from financing activities:
Cash paid for shares repurchased	—	(519,611)
Cash distributions paid to shareholders	(10,417,739)	(10,694,320)

Net cash provided by (used in) financing activities	(10,417,739)	(11,213,931)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2013

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

September 30, 2013

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Unrealized appreciation and depreciation on futures contracts” on the Statements of Financial Condition has been reclassified to conform to the September 30, 2013 presentation.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

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

The average number of futures contracts outstanding during the nine months ended September 30, 2013 and the fiscal year ended December 31, 2012 was as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Average number of futures contracts outstanding*	3,128	3,518

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contract activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2013 and the fiscal year ended December 31, 2012, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the nine months ended September 30, 2013 and the fiscal year ended December 31, 2012. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Nine Months Ended September 30, 2013		Year Ended December 31, 2012
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,537	$974,047	1,657	$1,428,047
Options written	8,046	3,983,067	12,756	8,160,238
Options terminated in closing purchase transactions	(4,412)	(2,204,496)	(6,408)	(3,529,781)
Options expired	(2,809)	(1,416,832)	(4,686)	(3,614,858)
Options exercised	(922)	(460,487)	(1,782)	(1,469,599)

Outstanding, end of the period	1,440	$875,299	1,537	$974,047

The average number of call options written outstanding during the nine months ended September 30, 2013 and the fiscal year ended December 31, 2012 was as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Average number of call options written outstanding*	1,471	1,627

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments during the nine months ended September 30, 2013 and the fiscal year ended December 31, 2012. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

September 30, 2013

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of September 30, 2013 and December 31, 2012, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following table presents the repurchase agreements for the Fund, presented on the Statements of Financial Condition and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of the reporting period, and the collateral delivered related to those repurchase agreements.

	September 30, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$2,133,245	$(2,133,245)	$—

	December 31, 2012
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$583,450	$(583,450)	$—

*	As of September 30, 2013 and December 31, 2012, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments as of the end of each reporting period for details on the repurchase agreements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

Collateral Investments

Currently, approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$149,659,962	$—	$149,659,962
Repurchase Agreements	—	2,133,245	—	2,133,245
Derivatives:
Futures Contracts*	(1,097,836)	—	—	(1,097,836)
Call Options Written**	(428,876)	(154)	—	(429,030)

Total	$(1,526,712)	$151,793,053	$—	$150,266,341

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$169,902,839	$—	$169,902,839
Repurchase Agreements	—	583,450	—	583,450
Derivatives:
Futures Contracts*	(3,783,033)	—	—	(3,783,033)
Call Options Written**	(502,586)	(33,427)	—	(536,013)

Total	$(4,285,619)	$170,452,862	$—	$166,167,243

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments as of the end of each reporting period.
**	Refer to the Schedule of Investments as of the end of each reporting period for breakdown of Call Options Written classified as Level 2.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2013 and December 31, 2012, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

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

The following tables present the fair value of all derivative instruments held by the Fund as of September 30, 2013 and December 31, 2012, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		September 30, 2013 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,128,793	Unrealized depreciation on futures contracts	$3,226,629
Commodity	Options	—	—	Call options written, at value	429,030
Total			$2,128,793		$3,655,659

		December 31, 2012 Location on the Statements of Financial Condition*
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,671,325	Unrealized depreciation on futures contracts	$6,454,358
Commodity	Options	—	—	Call options written, at value	536,013
Total			$2,671,325		$6,990,371
*	Amounts have been reclassified to conform to the current presentation.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

3. Derivative Instruments and Hedging Activities (Continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net realized gain (loss) from:
Futures contracts	$(16,242,645)	$(4,185,595)
Call options written	3,586,076	5,154,736
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$2,685,197	$12,243,692
Call options written	8,235	(1,730,403)

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

Transactions in share repurchases were as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Shares repurchased	—	9,800

Weighted average price per share repurchased	$—	$20.77

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2013

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Asset Value:
Net asset value per share—beginning of period	$18.51	$21.43	$21.38	$23.21
Net investment income (loss)	(.09)	(.11)	(.25)	(.29)
Net realized and unrealized gain (loss)	0.77	1.98	(1.07)	1.25
Distributions	(0.39)	(.44)	(1.26)	(1.31)

Net asset value per share—end of period	$18.80	$22.86	$18.80	22.86

Market Value:
Market value per share—beginning of period	$17.07	$20.40	$19.97	$20.30

Market value per share—end of period	$16.55	$22.02	$16.55	$22.02

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.77)%	(1.93)%	(1.67)%	(1.71)%

Expenses	1.87%	2.05%	1.79%	1.83%

Total Returns:(b)
Based on Net Asset Value	3.66%	8.74%	(6.29)%	4.29%

Based on Market Value	(0.78)%	10.12%	(11.33)%	15.13%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Results of Operations

The Quarter Ended September 30, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.55 on the close of business on September 30, 2013. This represents a decrease of 3.05% in share price (not including an assumed reinvestment of distributions) from the $17.07 price at which the shares of the Fund traded on the close of business on June 28, 2013 (the last trading day of the previous quarter). The high and low intra-day share prices for the quarter were $17.60 (September 10, 2013) and $16.04 (August 8, 2013), respectively. During the quarter, the Fund declared distributions totaling $0.390 per share to shareholders, of which $0.130 was paid on October 1, 2013. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -0.78%. At September 30, 2013, the shares of the Fund traded at a 11.97% discount to the Fund’s net asset value of $18.80.

The Quarter Ended September 30, 2012—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $22.02 on the close of business on September 28, 2012 (the last trading day of the period). This represents an increase of 7.94% in share price (not including an assumed reinvestment of distributions) from the $20.40 price at which the shares of the Fund traded on the close of business on June 29, 2012 (the last trading day of the previous quarter). The high and low intra-day share prices for the quarter were $23.25 (September 24, 2012) and $20.20 (July 2, 2012), respectively. During the quarter, the Fund declared distributions totaling $0.435 per share to shareholders, of which $0.145 was paid on October 1, 2012. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 10.12%. At September 28, 2012, the shares of the Fund traded at a 3.67% discount to the Fund’s net asset value of $22.86.

The Quarter Ended September 30, 2013—Net Assets of the Fund

The Fund’s net assets increased from $170.7 million as of June 30, 2013, to $173.3 million as of September 30, 2013, an increase of $2.6 million. The increase in the Fund’s net assets was due to $0.1 million in net realized gains and $6.9 million in net unrealized appreciation on the Fund’s portfolio during the quarter, a net investment loss of $0.8 million, and $3.6 million of distributions to shareholders.

During the quarter ended September 30, 2013, the Fund’s collateral investments generated interest income of $43,001, which represents 0.02% of average net assets for the quarter ended September 30, 2013.

The net asset value per share on September 30, 2013, was $18.80. This represents an increase of 1.57% in net asset value (not including an assumed reinvestment of distributions) from the $18.51 net asset value as of June 30, 2013. The Fund declared distributions totaling $0.390 per share during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 3.66% for the quarter ended September 30, 2013.

The Fund generated a net gain of $6.2 million for the quarter ended September 30, 2013, resulting from expenses of $0.8 million, net realized gains of $0.1 million, and net unrealized appreciation of $6.9 million.

The Quarter Ended September 30, 2013—Overall Commodity Market Commentary

Commodity markets were influenced by two major themes during the third quarter of 2013, the anticipation of an earlier-than-expected reduction in the pace of the U.S. Federal Reserve’s asset purchases (known as quantitative easing or QE) and the escalation of geopolitical tension in the Middle East. The broad commodity market rose 2.1% for the quarter, as measured by the DJ-UBSCI. The strongest performing group was precious metals, followed by industrial metals, energy, and livestock. The foods and fibers group was relatively flat, and agriculture fell during the quarter.

Energy commodities represented 36.7% of the DJ-UBSCI at the end of the quarter, and were its most significant commodity group by weight. The prices of both Brent and West Texas Intermediate (WTI) crude oil rallied during the quarter as geopolitical turmoil in the Middle East threatened supplies. Heating oil and gasoline also rose. Natural gas, however, declined amid robust inventories and mild weather forecasts.

Agricultural commodities, as grouped by Gresham, made up 20.4% of the DJ-UBSCI at the end of the quarter. As in the second quarter, corn prices continued to be pressured by expectations for a supply glut as the harvest peaked in the third quarter. Soybean oil also saw declining prices because of high surplus and low demand. In contrast, soybean prices were lifted by concerns about poor crop conditions and low 2012 supply.

Industrial metals represented 16.5% of the DJ-UBSCI at the end of the quarter. All of the industrial metals advanced during the quarter, led by copper. Robust demand is expected from China, which pledged to increase infrastructure spending and recently posted better economic data. The continuation of QE and improving unemployment data in the U.S. also supported copper’s gain.

Precious metals represented 12.6% of the DJ-UBSCI at the end of the quarter. Near-term spot prices indicated high demand for physical gold, at levels not seen since 1999. Individuals in Asian and Middle Eastern countries have been buying physical gold for jewelry and coins/bars, and the perception of gold as a “safe haven” for investors during times of economic uncertainty further contributed to gold’s advance. Silver prices also strengthened, and in fact outperformed gold in August, benefiting from increasing Asian demand and large inflows into silver-oriented exchange traded funds.

Foods and fibers, as grouped by Gresham, made up a combined 8.3% of the DJ-UBSCI at the end of the quarter. Although cotton and sugar had positive performance for the quarter, it was almost entirely offset by weakness in coffee. Coffee remained in a bear market since mid-May due to ample supply amid favorable crop conditions.

Livestock was the smallest group, comprising 5.6% of the DJ-UBSCI at the end of the quarter. Demand during the summer grilling season and concerns about supply shortages buoyed lean hog prices. Live cattle prices rallied in August after Tyson Foods and other food producers discontinued the use of a cattle feed supplement designed to speed weight gain, fueling concerns that declining cattle weights could potentially hurt beef supplies.

The Quarter Ended September 30, 2013—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned approximately 4.0% (before considering the expenses of the Fund or the performance of the collateral portfolio), outperforming the DJ-UBSCI, which returned 2.1% for the quarter. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distributions, was a gain of 3.66%. At the commodity group level, the Fund outperformed the DJ-UBSCI on an absolute basis in energy, agriculturals, foods and fibers, industrial metals, and livestock, but underperformed the DJ-UBSCI in precious metals.

The Fund writes—that is, sells—covered options on its commodity futures, seeking to limit return volatility, and to provide cash flow for the Fund’s distributions. Gresham sells exchange-traded commodity call options on approximately 50% of the value of each of the Fund’s commodity futures contracts, when those contracts are deemed to have sufficient trading volume and liquidity. The Fund receives cash for the related premiums. The Fund’s option-writing activity benefitted Fund performance for the quarter as most of the contracts written went unexercised. For the quarter ended September 30, 2013, the Fund’s option program helped to contribute to the commodity portfolio’s lower volatility when compared to the DJ-UBSCI, as measured by the standard deviation of return.

The Fund’s energy positions gained approximately 5.1% versus the DJ-UBSCI’s 2.8%. On a weighted basis, a larger weight in crude oil, which rose during the period, and a smaller weight in natural gas, which fell, drove the Fund’s outperformance over the DJ-UBSCI. Detracting slightly from relative performance were options positions in WTI that were exercised.

The Fund’s agricultural positions fell approximately 1.9%, while the DJ-UBSCI’s were down nearly 4.0%. The Fund’s smaller weightings in both corn and soybean oil aided outperformance on a weighted basis. Additionally, the Fund’s corn position benefited from better contract selection and more advantageous timing in rolling some of its futures contracts, as well as the collection of option premiums on contracts that expired without being exercised.

In industrial metals, the Fund was up approximately 5.3%, compared to the DJ-UBSCI position’s 4.3% return. The Fund’s performance in this group was aided by its options strategy, as none of the options written were exercised.

The Fund’s precious metals positions returned approximately 8.5% versus the DJ-UBSCI’s 9.0%, in part because the Fund’s silver options were exercised, which detracted from absolute Fund performance in silver. However, the Fund slightly outperformed the DJ-UBSCI on a weighted basis, as the Fund held a 13.7% weight in the group and the DJ-UBSCI held 12.6%. This relative overweight provided the Fund with greater exposure to the group’s overall gain.

The Fund outperformed the DJ-UBSCI in foods and fibers, gaining approximately 3.1% versus the DJ-UBSCI’s 0.9%. The Fund’s underweight to coffee was the main driver of outperformance for the group.

The Fund’s livestock positions, up approximately 4.2%, also outpaced the DJ-UBSCI’s, up 2.6%. On a weighted basis, the Fund slightly outperformed the DJ-UBSCI, as the Fund’s larger weighting amplified the positive effect of a rising market.

The Quarter Ended September 30, 2012—Net Assets of the Fund

The Fund’s net assets increased from $197.5 million as of June 30, 2012, to $210.7 million as of September 30, 2012, an increase of $13.2 million. The increase in the Fund’s net assets was due to $13.7 million in net realized gains and $4.5 million in unrealized appreciation on the Fund’s portfolio during the quarter, a net investment loss of $1.0 million, and $4.0 million of distributions declared to shareholders.

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

During the quarter ended September 30, 2012, the Fund’s collateral investments generated interest income of $60,753, which represents 0.03% of average net assets for the quarter ended September 30, 2012.

The net asset value per share on September 30, 2012, was $22.86. This represents an increase of 6.67% in net asset value (not including the effect of reinvesting distributions) from the $21.43 net asset value as of June 30, 2012. The Fund declared distributions totaling $0.435 per share during the quarter, of which $0.145 was paid on October 1, 2012. The remainder was paid during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 8.74% for the quarter ended September 30, 2012.

The Fund generated a net gain of $17.2 million for the quarter ended September 30, 2012, resulting from interest income of $0.1 million, net expenses of $1.1 million, net realized gains of $13.7 million, and net unrealized appreciation of $4.5 million.

The Nine Months Ended September 30, 2013—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.55 on the close of business on September 30, 2013. This represents a decrease of 17.13% in share price (not including an assumed reinvestment of distributions) from the $19.97 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the nine month period were $22.09 (January 23, 2013) and $16.04 (August 8, 2013), respectively. During the nine month period, the Fund declared distributions totaling $1.260 per share to shareholders, of which $0.130 was paid on October 1, 2013. The remainder was paid during the nine month period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -11.33%. At September 30, 2013, the shares of the Fund traded at a 11.97% discount to the Fund’s net asset value of $18.80.

The Nine Months Ended September 30, 2012—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $22.02 on the close of business on September 28, 2012 (the last trading day of the period). This represents an increase of 8.47% in share price (not including an assumed reinvestment of distributions) from the $20.30 price at which the shares of the Fund traded on the close of business on December 30, 2011 (the last trading day of the previous fiscal period). The high and low intra-day share prices for the nine month period were $24.98 (March 22, 2012) and $19.16 (June 1, 2012), respectively. During the nine month period, the Fund declared distributions totaling $1.305 per share to shareholders, of which $0.145 was paid on October 1, 2012. The remainder was paid during the nine month period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was 15.13%. As of September 28, 2012, the shares of the Fund traded at a 3.67% discount to the Fund’s net asset value of $22.86.

The Nine Months Ended September 30, 2013—Net Assets of the Fund

The Fund’s net assets decreased from $197.1 million as of December 31, 2012, to $173.3 million as of September 30, 2013, a decrease of $23.8 million. The decrease in the Fund’s net assets was due to $12.6 million in net realized losses and $2.7 million in unrealized appreciation on the Fund’s portfolio during the period, a net investment loss of $2.3 million, and $11.6 million of distributions declared to shareholders.

During the nine month period ended September 30, 2013, the Fund’s collateral investments generated interest income of $160,054, which represents 0.09% of average net assets for the nine month period ended September 30, 2013.

The net asset value per share on September 30, 2013, was $18.80. This represents a decrease of 12.07% in net asset value (not including an assumed reinvestment of distributions) from the $21.38 net asset value as of December 31, 2012. The Fund declared distributions totaling $1.260 per share during the nine month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -6.29% for the nine month period ended September 30, 2013.

The Fund generated a net loss of $12.2 million for the nine month period ended September 30, 2013, resulting from interest income of $0.2 million, expenses of $2.5 million, net realized losses of $12.6 million, and net unrealized appreciation of $2.7 million.

The Nine Months Ended September 30, 2013—Overall Commodity Market Commentary

The calendar year began on a positive note for the broad commodity market, but prices turned volatile amid global economic uncertainty, geopolitical tensions in the Middle East and North Africa, and speculation about the timing of the U.S. Federal Reserve’s QE tapering. In the DJ-UBSCI, declines in the first and second quarters (-1.2% and -9.5%, respectively) overwhelmed a slight gain (2.1%) in the third quarter, for an overall loss of 8.6% for the nine-month period ended September 30, 2013. The precious metals, industrials metals, foods and fibers, agriculture and livestock groups fell during the nine month period, while energy appreciated slightly.

Energy commodities represented 36.7% of the DJ-UBSCI at the end of the nine month period, and were its most significant commodity group by weight. Losses in natural gas, heating oil, and gasoline (RBOB) offset gains in crude oil, resulting in an overall 0.77% return for the energy group.

Agricultural commodities, as grouped by Gresham, made up 20.4% of the DJ-UBSCI at the end of the nine month period. Soybean and soybean meal rose during the period, but corn, wheat, and soybean oil had much larger declines. Agriculturals lost 9.9% for the period.

Industrial metals represented 16.5% of the DJ-UBSCI at the end of the nine month period and declined 13.9%, as slowing demand, particularly from China, put downward pressure on the prices of aluminum, copper, nickel, and zinc.

Precious metals represented 12.6% of the DJ-UBSCI at the end of the nine month period. The group posted the weakest performance in the DJ-UBSCI, falling 23.3%. Gold and silver prices fell for most of the period, with demand for perceived “safe haven” investments diminishing, but rallied in the third quarter as demand appeared to re-accelerate.

Foods and fibers, as grouped by Gresham, made up a combined 8.3% of the DJ-UBSCI at the end of the nine month period. Coffee and sugar contracts led the group lower, despite a gain in cotton. The group as a whole fell 10.5%.

Livestock is the smallest group, comprising 5.6% of the DJ-UBSCI at the end of the nine month period. Rising supply early in the year depressed prices for lean hogs and live and feeder cattle, but stronger summer demand and concerns about tightening supply buoyed prices in the second and third quarters. Against this backdrop, livestock declined 1.9% for the period.

The Nine Months Ended September 30, 2013—Fund Commodity Portfolio Commentary

The Fund lost approximately 5.3% for the nine month period (before considering the expenses of the Fund or the performance of the collateral portfolio), outperforming the DJ-UBSCI, which fell 8.6%. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distributions, was a loss of 6.29%. At the commodity group level, the Fund outperformed the DJ-UBSCI on an absolute basis in all six groups.

The Fund writes—that is, sells—covered options on its commodity futures, seeking to limit return volatility, and to provide cash flow for the Fund’s distributions. Gresham sells exchange-traded commodity call options on approximately 50% of the value of each of the Fund’s commodity futures contracts, when those contracts are deemed to have sufficient trading volume and liquidity. The fund receives cash for the related premiums. The Fund’s option-writing activity benefitted fund performance for the period as most of the contracts written went unexercised. For the nine month period ended September 30, 2013, the Fund’s option program helped to contribute to the commodity portfolio’s lower volatility when compared to the DJ-UBSCI, as measured by the standard deviation of return.

The Fund’s energy group positions rose approximately 4.3% during the nine month period versus the DJ-UBSCI’s increase of 0.8%. A smaller weight in the natural gas position, which declined during the period, contributed the most to weighted performance. An overweight in crude oil, which rallied, also added to relative outperformance on a weighted basis.

Agricultural holdings were down approximately 4.5% in the Fund during the nine month period, losing less than the 9.4% decline in the DJ-UBSCI. Although the Fund’s corn and wheat positions had negative absolute performance, a smaller weight in these contracts aided relative performance. This group had the largest contribution to outperformance.

In industrial metals, the Fund’s positions fell approximately 12.0% during the nine month period compared to the DJ-UBSCI’s 13.9% loss. Smaller relative weights in nickel and zinc, which suffered price pressure during the first half of the year, were beneficial to relative performance.

Precious metals were down approximately 21.3% in the Fund and 23.3% in the DJ-UBSCI and contributed to absolute losses for the nine month period. However, the group had a minimal impact on relative performance.

The Fund’s foods and fibers positions declined approximately 6.9% during the nine month period, while the DJ-UBSCI dropped 10.5%. The Fund had less exposure to weak performance in coffee and sugar than the DJ-UBSCI, which bolstered relative performance.

In the livestock group, the Fund’s positions lost approximately 1.5% and the DJ-UBSCI fell 1.9% during the nine month period. While an overweight position in lean hogs added to performance, live and feeder cattle positions detracted, making the overall effect of the group on relative weighted performance almost neutral.

The Nine Months Ended September 30, 2012—Net Assets of the Fund

The Fund’s net assets decreased from $214.2 million as of December 31, 2011, to $210.7 million as of September 30, 2012, a decrease of $3.5 million. The decrease in the Fund’s net assets was due to $0.9 million in net realized gains and $10.5 million in unrealized appreciation on the Fund’s portfolio during the period, a net investment loss of $2.7 million, $12.0 million of distributions declared to shareholders and a $0.2 million decrease in net assets due to share repurchases.

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

During the nine month period ended September 30, 2012, the Fund’s collateral investments generated interest income of $183,931, which represents 0.09% of average net assets for the nine month period ended September 30, 2012.

The net asset value per share as of September 30, 2012, was $22.86. This represents a decrease of 1.51% in net asset value (not including the effect of reinvesting distributions) from the $23.21 net asset value as of December 31, 2011. The Fund declared distributions of $1.305 per share during the nine month period, of which $0.145 was paid on October 1, 2012. The remainder was paid during the period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 4.29% for the nine month period ended September 30, 2012.

The Fund generated a net gain of $8.8 million for the nine month period ended September 30, 2012, resulting from interest income of $0.2 million, net expenses of $2.9 million, net realized gains of $1.0 million, and net unrealized appreciation of $10.5 million.

Fund Total Returns

The following table presents selected total returns for the Fund as of September 30, 2013. Total returns based on market value and net asset value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period for total returns based on net asset value, and at the ending market price per share at the end of the period for total returns based on market value.

	Cumulative		Annualized
	3 Month	Year to Date	1 Year	Since Inception
Market Value	-0.78%	-11.33%	-17.84%	-5.69%
Net Asset Value	3.66%	-6.29%	-10.59%	-0.46%

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

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of September 30, 2013. This table serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	22.51%	17.02%
	Heating Oil	5.55%	3.78%
	Natural Gas	6.96%	12.30%
	Unleaded Gas	3.50%	3.56%

		38.52%	36.66%

Industrial Metals	Aluminum	4.46%	4.74%
	Copper	9.08%	7.15%
	Nickel	1.20%	1.98%
	Zinc	1.28%	2.59%
	Lead	0.82%	0.00%

		16.84%	16.46%

Agriculturals	Corn	4.47%	4.94%
	Soybean	5.37%	5.53%
	Wheat	4.44%	4.69%
	Soybean Meal	2.03%	2.81%
	Soybean Oil	1.38%	2.45%

		17.69%	20.42%

Precious Metals	Gold	9.66%	9.49%
	Silver	2.82%	3.06%
	Platinum	0.77%	0.00%
	Palladium	0.46%	0.00%

		13.71%	12.55%

Foods and Fibers	Cotton	1.26%	2.21%
	Sugar	2.00%	4.07%
	Coffee	0.99%	2.01%
	Cocoa	0.41%	0.00%

		4.66%	8.29%

Livestock	Live Cattle	5.00%	3.55%
	Lean Hogs	2.44%	2.07%
	Feeder Cattle	1.14%	0.00%

		8.58%	5.62%

Total		100.00%	100.00%

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the nine months ended September 30, 2013.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2013. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of September 30, 2013, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2013	122	$108.37000	1,000	$13,221,140
	ICE Brent Crude Oil Futures Contract	Long	December 2013	3	107.4300	1,000	322,290
	ICE Brent Crude Oil Futures Contract	Long	January 2014	48	106.5400	1,000	5,113,920
	NYMEX Crude Oil Futures Contract	Long	November 2013	171	102.3300	1,000	17,498,430
	NYMEX Crude Oil Futures Contract	Long	December 2013	4	101.9000	1,000	407,600
	NYMEX Crude Oil Futures Contract	Long	January 2014	24	101.1500	1,000	2,427,600
	Heating Oil
	ICE Gas Oil Futures Contract	Long	November 2013	26	912.0000	100	2,371,200
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2013	51	2.9715	42,000	6,364,953
	NYMEX NY Harbor ULSD Futures Contract	Long	January 2014	7	2.9640	42,000	871,416
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2013	273	3.5600	10,000	9,718,800
	NYMEX Natural Gas Futures Contract	Long	December 2013	6	3.7290	10,000	223,740
	NYMEX Natural Gas Futures Contract	Long	January 2014	55	3.8310	10,000	2,107,050
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2013	45	2.6282	42,000	4,967,298
	NYMEX Gasoline RBOB Futures Contract	Long	January 2014	10	2.6060	42,000	1,094,520

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2013	170	1,806.2500	25	7,676,562
	LME Primary Aluminum Futures Contract	Long	November 2013	2	1,825.0000	25	91,250
	LME Primary Aluminum Futures Contract	Short	October 2013	(1)	1,806.2500	25	(45,156)
	Copper
	CEC Copper Futures Contract	Long	December 2013	75	3.3230	25,000	6,230,625
	CEC Copper Futures Contract	Long	March 2014	20	3.3330	25,000	1,666,500
	LME Copper Futures Contract	Long	October 2013	44	7,286.2500	25	8,014,875
	LME Copper Futures Contract	Short	October 2013	(1)	7,286.2500	25	(182,156)
	Nickel
	LME Nickel Futures Contract	Long	October 2013	26	13,895.5000	6	2,167,698
	LME Nickel Futures Contract	Short	October 2013	(1)	13,895.5000	6	(83,373)
	Zinc
	LME Zinc Futures Contract	Long	October 2013	48	1,888.0000	25	2,265,600
	LME Zinc Futures Contract	Short	October 2013	(1)	1,888.0000	25	(47,200)
	Lead
	LME Lead Futures Contract	Long	October 2013	27	2,097.2500	25	1,415,644

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	December 2013	351	4.4150	5,000	7,748,325
	Soybean
	CBOT Soybean Futures Contract	Long	November 2013	125	12.8275	5,000	8,017,187
	CBOT Soybean Futures Contract	Long	January 2014	20	12.8500	5,000	1,285,000

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
	Wheat
	CBOT Wheat Futures Contract	Long	December 2013	105	$6.7850	5,000	$3,562,125
	CBOT Wheat Futures Contract	Long	March 2014	7	6.8700	5,000	240,450
	KCBT Wheat Futures Contract	Long	December 2013	105	7.3950	5,000	3,882,375
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2013	78	405.4000	100	3,162,120
	CBOT Soybean Meal Futures Contract	Long	January 2014	9	403.3000	100	362,970
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2013	97	0.4110	60,000	2,392,020

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2013	126	1,327.0000	100	16,720,200
	Silver
	CEC Silver Futures Contract	Long	December 2013	45	21.7080	5,000	4,884,300
	Platinum
	NYMEX Platinum Futures Contract	Long	January 2014	19	1,412.4000	50	1,341,780
	Palladium
	NYMEX Palladium Futures Contract	Long	December 2013	11	727.1500	100	799,865

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2013	50	0.8721	50,000	2,180,250
	Sugar
	ICE Sugar Futures Contract	Long	March 2014	171	0.1814	112,000	3,474,173
	Coffee
	ICE Coffee C Futures Contract	Long	December 2013	24	1.1370	37,500	1,023,300
	LIFFE Coffee Robusta Futures Contract	Long	November 2013	42	1,642.0000	10	689,640
	Cocoa
	ICE Cocoa Futures Contract	Long	December 2013	27	2,640.0000	10	712,800

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2013	154	1.2785	40,000	7,875,560
	CME Live Cattle Futures Contract	Long	December 2013	15	1.3198	40,000	791,850
	Lean Hogs
	CME Lean Hog Futures Contract	Long	October 2013	80	0.9198	40,000	2,943,200
	CME Lean Hog Futures Contract	Long	December 2013	37	0.8663	40,000	1,282,050
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2013	18	1.6520	50,000	1,486,800
	CME Feeder Cattle Futures Contract	Long	January 2014	6	1.6400	50,000	492,000

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2013	(85)	$118.5	$(4,250)
	ICE Brent Crude Oil Futures Options	December 2013	(2)	115.0	(1,220)
	NYMEX Crude Oil Futures Options	October 2013	(98)	112.0	(4,900)
	NYMEX Crude Oil Futures Options	November 2013	(2)	110.0	(1,140)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2013	(39)	3.2	(5,405)
	Natural Gas
	NYMEX Natural Gas Futures Options	October 2013	(167)	3,850.0	(50,100)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2013	(27)	29,600.0	(4,763)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	October 2013	(85)	1,900.0	-

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
	Copper
	LME Copper Futures Options	October 2013	(43)	$7,500.0	$(140)
	Nickel
	LME Nickel Futures Options	October 2013	(13)	14,750.0	(1)
	Zinc
	LME Zinc Futures Options	October 2013	(24)	1,975.0	(6)
	Lead
	LME Lead Futures Options	October 2013	(14)	2,200.0	(7)

Agriculturals	Corn
	CBOT Corn Futures Options	November 2013	(175)	520.0	(8,750)
	Soybean
	CBOT Soybean Futures Options	October 2013	(73)	1,440.0	(7,300)
	Wheat
	CBOT Wheat Futures Options	November 2013	(56)	690.0	(53,900)
	KCBT Wheat Futures Options	November 2013	(52)	750.0	(54,275)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2013	(44)	430.0	(31,900)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2013	(48)	510.0	(432)

Precious Metals	Gold
	CEC Gold Futures Options	November 2013	(63)	1,435.0	(60,480)
	Silver
	CEC Silver Futures Options	November 2013	(23)	2,800.0	(8,510)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2013	(25)	96.0	(4,875)
	Sugar
	ICE Sugar Futures Options	February 2014	(85)	19.0	(44,744)
	Coffee
	ICE Coffee C Futures Options	November 2013	(21)	135.0	(1,732)
	Cocoa
	ICE Cocoa Futures Options	November 2013	(14)	2,500.0	(22,680)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2013	(103)	130.0	(2,060)
	Lean Hogs
	CME Lean Hogs Futures Options	October 2013	(59)	90.0	(55,460)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2013, the Fund held U.S. Treasury bills worth $149,659,962 with a total par value of $149,700,000 and a repurchase agreement worth $2,133,245.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2012 and Part II—Item 1A. Risk Factors in the Fund’s subsequent quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”). These include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

There have been no changes to the Risk Factors since last reported on Part II, Item 1A of the Fund’s quarterly reports on Form 10-Q dated June 30, 2013, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2013.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program allowing the Fund to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. Share repurchases during the fiscal year to date period ended September 30, 2013 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/13 to 1/31/13	—	$—	Approximately 872,200
2/1/13 to 2/28/13	—	$—	Approximately 872,200
3/1/13 to 3/31/13	—	$—	Approximately 872,200
4/1/13 to 4/30/13	—	$—	Approximately 872,200
5/1/13 to 5/31/13	—	$—	Approximately 872,200
6/1/13 to 6/30/13	—	$—	Approximately 872,200
7/1/13 to 7/31/13	—	$—	Approximately 872,200
8/1/13 to 8/31/13	—	$—	Approximately 872,200
9/1/13 to 9/30/13	—	$—	Approximately 872,200

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 7, 2013.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) November 7, 2013

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 7, 2013