Form 10-K
period 2013-12-31
Nuveen Diversified Commodity Fund
filed 2014-03-17
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 13, 2014, the registrant had 9,206,940 shares outstanding.

As of June 30, 2013, the aggregate market value of the shares held by non-affiliates was approximately $157,358,088.

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

Except for certain limitations described herein, there are no restrictions or limitations on the specific commodity contracts in which the Fund may invest. The specific commodities in which the Fund invests, and the relative target weighting of those commodities, are determined annually by the Commodity Sub-advisor. The target weights are expected to remain unchanged until the next annual determination. The Fund’s portfolio concentration in any single commodity or commodity group will be limited in an attempt to moderate volatility. The Fund intends to limit the target weightings of each commodity group such that no group’s target weighting may constitute more than 35% of TAP®, no two groups’ combined target weightings may constitute more than 60% of TAP®, no single commodity’s target weighting may constitute more than 70% of its group and no commodity complex may constitute more than 80% of the commodity group’s weight (e.g., within the energy group, petroleum is considered to be the commodity complex for crude oil, heating oil and gasoline; therefore, the combination of those three individual commodities cannot comprise greater than 80% of the portfolio’s energy weight). Under normal market circumstances, the Commodity Sub-advisor avoids exercising discretion between such annual determinations. However, the actual portfolio weights may vary during the year and may in certain circumstances be rebalanced subject to TAP®’s rule-based procedures. The Commodity Sub-advisor may change the TAP® rules at year end and as a result may change the commodities it invests in. For target weightings as of December 31, 2013, see Item 7 of this Annual Report.

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

Collateral Investments. The Fund’s investments in commodity futures and forward contracts and options on commodity futures and forward contracts generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 15% of the Fund’s net assets are committed as “initial” and “variation” margin to secure the Fund’s futures and forward contract positions. These assets are placed in one or more commodity futures accounts maintained by the Fund at Barclays Capital Inc. (“BCI”), the Fund’s clearing broker, and are invested by BCI in high-quality instruments permitted under CFTC regulations. The remaining collateral (approximately 85% of the Fund’s net assets) is held in a separate collateral investment account managed by the Collateral Sub-advisor.

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

While the principal investment objective for the separate collateral account is the preservation of capital, the assets in the collateral account also provide the potential for returns that may supplement the returns from the Fund’s commodity investments. The assets in the separate collateral account may only be used for the purposes of making distributions to shareholders, payment of operating expenses, and to replenish the Fund’s margin account, if necessary (and if there are excess funds in the margin account, those will be transferred to the separate collateral account). No parties other than the Fund have any access to, rights to, or ability to control the assets in the collateral account, and those assets will not be pledged. The Fund may not pledge any of its assets, except to collateralize its investments in accordance with its investment objectives (i.e., for margin purposes), and only the assets maintained by the Fund with BCI will be used for this purpose. Any declines in the value of the assets held in the Fund’s collateral account would negatively affect the net asset value of the Fund’s shares.

Management of the Fund

Trustee

Wilmington Trust Company (the “Delaware Trustee”), a Delaware trust company, is the resident Delaware trustee of the Fund. The Delaware Trustee is unaffiliated with the Manager. The Delaware Trustee’s duties with respect to the Fund’s management are limited to its express obligations under the Trust Agreement. In particular, the Delaware Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings as required under the Delaware Statutory Trust Act, as amended (the “Delaware Statutory Trust Act”). The rights and duties of the Delaware Trustee, the Independent Committee (as defined below), the Manager and the shareholders are governed by the provisions of the Delaware Statutory Trust Act and by the Trust Agreement. Except for the limited duties described herein and in the Trust Agreement that are exercised by the Delaware Trustee and the Independent Committee, all duties and responsibilities to manage the business and affairs of the Fund are vested in the Manager, pursuant to the Trust Agreement and Delaware Statutory Trust Act.

Independent Committee

The Manager has established the independent committee, comprised of four members who are unaffiliated with the Manager (the “Independent Committee”), which fulfills the audit committee and nominating committee functions for the Fund, as well as any other functions required under the NYSE MKT listing standards or as set forth in the Trust Agreement. Each member of the Independent Committee receives an annual fee of $30,000, and each member of the Independent Committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the Independent Committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the Independent Committee. In addition to the payments described above, the Independent Committee chair receives an additional annual fee of $6,000. The Independent Committee members will also be compensated for out-of-pocket costs in connection with attending Independent Committee meetings. The fees of the Independent Committee members are paid by NCAM, which will be reimbursed for such fees on a pro rata basis by each fund managed by NCAM. NCAM currently manages two funds, the Fund and the Nuveen Long/Short Commodity Total Return Fund (“CTF”).

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

The Manager is registered with the CFTC as a CPO (effective date of registration January 4, 2006) and is a member of the NFA. The Manager was previously registered as a CTA, but withdrew its CTA registration effective as of March 5, 2013. Except to the extent carried out by the Independent Committee, the Manager has complete responsibility to ensure that the Fund complies with all obligations under the CEA. The Manager, Commodity Sub-advisor and Collateral Sub-advisor act in a similar capacity for CTF, a commodity pool traded on the NYSE MKT. Neither the Fund nor the Manager has established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund.

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

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $220.5 billion of assets under management as of December 31, 2013. Nuveen Investments is a listed principal of the Manager.

Commodity Sub-advisor

The Manager has selected Gresham to manage the Fund’s assets pursuant to TAP PLUSSM. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham LLC also is registered with the SEC as an investment adviser. As of December 31, 2013, Gresham LLC had approximately $14.7 billion of client assets under management, including approximately $6.7 billion under management by Gresham NTA and approximately $8.0 billion under management by Gresham LLC’s other division, the Term Structure Monetization division (“Gresham TSM”). Gresham LLC’s senior management team has extensive experience in overall supervision of commodities portfolio management and trading operations. Gresham LLC’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs.

Gresham LLC offers investment management services through two independent divisions, Gresham NTA and Gresham TSM. Gresham NTA and Gresham TSM operate independently of each other under the independent account controller exemption under CFTC Regulation 150.3(a). Each division implements independent trading decisions and positions and is restricted from having access to, or knowledge of, the other division’s trading decisions and positions, and is physically and technologically separated from the other division. See “Item 1A. Risk Factors—Commodity Investment Strategy Risks” for further discussion.

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

Collateral Sub-advisor

The Manager has selected Nuveen Asset Management to invest the Fund’s collateral (excluding the initial and variation margin maintained at BCI) in short-term, high grade debt securities. Nuveen Asset Management, a registered investment adviser, is a subsidiary of Nuveen Investments. As of December 31, 2013, Nuveen Asset Management had approximately $117.0 billion of assets under management. The Fund’s collateral is invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities, including corporate obligations. Such securities are common investments for Nuveen Asset Management in several of its investment strategies.

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

In addition to the fee of the Manager, the Fund pays all other costs and expenses of its operations, including, but not limited to, custody fees, transfer agent expenses, legal fees, expenses of independent auditors, expenses of preparing, printing and distributing shareholder reports, notices, proxy statements and reports to governmental agencies, and taxes, if any.

The agreements with each of the Sub-advisors may be terminated at any time, without penalty, by either the Manager or a Sub-advisor upon 120 days written notice. Also, the agreement with the Commodity Sub-advisor can be terminated by the Commodity Sub-advisor in certain circumstances on 90 days notice. Each of the agreements provides that each of the Sub-advisors will not be liable to the Fund in connection with the performance of its duties, and the Fund will indemnify the Sub-advisor for losses and costs arising out of its status as a Sub-advisor to the Fund if the Sub-advisor acted in good faith and in a manner it reasonably believed to be in, or not opposed to, the best interests of the Fund, except, in each case, for a loss resulting from the Sub-advisor’s willful misfeasance, bad faith or gross negligence or reckless disregard of its duties and obligations under the agreement. The Sub-advisors will indemnify the Fund and the Manager for losses and costs attributable to such willful misfeasance, bad faith, gross negligence or reckless disregard.

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

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed new position limits on 28 individual agricultural, metal and energy commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC originally appealed the court’s decision, but in November 2013, the CFTC withdrew its appeal and re-proposed position limit regulations substantially as outlined above, with a few modifications. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties for these purposes. The public comment period for these proposed regulations closed on February 10, 2014. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

The CFTC’s existing position limit regulations require that a trader aggregate all positions in accounts over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under such regulations. In February 2013, Gresham NTA began operating under the independent account controller exemption such that Gresham NTA is not required to aggregate its positions with Gresham’s other division. The re-proposed regulations would maintain the independent account controller exemption. However, if the CFTC does not adopt or renew the independent account controller exemption, or if the exemption were modified or otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham’s other division for purposes of the CFTC’s position limits regulations. In that case, it is possible that investment decisions of the Commodity Sub-advisor would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham LLC and could adversely affect the Fund.

The re-proposed regulations are extremely complex and, if ultimately implemented, whether in their current or an alternative form, may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund. The full implementation of the Fund’s investment strategy could be negatively impacted by the existing or any future position limits regulations.

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

Speculative position limits and daily trading limits may reduce profitability and result in substantial losses. All accounts owned or managed by a commodity trading advisor, such as the Commodity Sub-advisor, its principals and its affiliates, are typically combined for speculative position limit purposes unless an exemption from aggregation is available.

It is possible that the Commodity Sub-advisor will approach or reach position limits for accounts managed within the Gresham NTA division, irrespective of the independent account controller exemption. If so, the Commodity Sub-advisor may have a conflict of interest with respect to allocating limited positions among various accounts it manages. Further, the investment decisions of the Commodity Sub-advisor may be modified to avoid exceeding regulatory position limits, potentially subjecting the Fund to substantial losses and forcing the Fund to forego certain opportunities. The Commodity Sub-advisor may have to reduce the size of positions that would otherwise be taken for the Fund, liquidate commodity futures contracts at disadvantageous times or prices, or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits.

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

Certain of the Fund’s investments may become illiquid. The Fund may not always be able to liquidate its investments at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Recently, some institutional investors have scaled back or exited their commodity trading business, which has resulted, and may continue to result, in reduced liquidity and significantly increased spreads in the commodity markets. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity investments.

Market illiquidity and higher spreads may cause losses to investors. The large stated value of the Fund’s commodity investments increases the risk of illiquidity by both making those investments more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so.

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

Because futures contracts have no intrinsic value, the positive performance of your investment is wholly dependent upon an equal and offsetting loss. Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in shares of the Fund does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while shares of the Fund trade unprofitably.

Recent market conditions. The recent financial crisis in the U.S. and global economies, including the European sovereign debt crisis, has resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. Liquidity in some markets has decreased and credit has become scarcer worldwide. Recent regulatory changes, including the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, may cause lending activity within the financial services sector to be constrained for several years as Basel III rules phase in and rules and regulations are promulgated and interpreted under the Dodd-Frank Act. In response to the crisis, the U.S. and other governments and the Federal Reserve and certain foreign central banks have taken steps to support financial markets. Withdrawal of this support (even when anticipated and done generally, as in the case of the Federal Reserve’s tapering of its bond purchases), failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding, could adversely impact the value and liquidity of certain securities and futures contracts.

In addition, since 2010, the risks of investing in certain foreign government debt have increased dramatically as a result of the European debt crisis, which began in Greece and spread to various other European countries. These debt crises and the ongoing efforts of governments around the world to address these debt crises have also resulted in increased volatility and uncertainty in the global financial markets. It is impossible to predict the effects of these or similar events in the future on the Fund, though it is possible that these or similar events could have a significant adverse impact on the value and risk of investments held by the Fund.

In the United States, on August 5, 2011, Standard & Poor’s Financial Services, LLC, a subsidiary of The McGraw-Hill Companies, Inc. (“S&P”), lowered its long-term sovereign credit rating on the U.S. federal government debt to “AA+” from “AAA.” Any further credit rating downgrade could increase volatility in financial markets, and could result in higher interest rates and higher Treasury yields and increase the costs of capital and financing. In addition, global economies and financial markets are becoming increasingly interconnected, which increases the possibilities that conditions in one country or region might adversely impact issuers in a different country or region.

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

The Fund has a limited operating history. The Fund commenced its investment activities on September 30, 2010 following the completion of its initial public offering. Therefore, the Fund has a limited performance history to serve as a basis for you to evaluate an investment in the Fund.

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

The failure of a clearing broker to comply with financial responsibility and customer segregation rules and/or the bankruptcy of one of the Fund’s clearing brokers could result in a total loss of Fund assets. Under current CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. There is a risk that assets deposited by the Fund with the clearing broker as margin for futures contracts may, in certain circumstances, be used to satisfy losses of other clients of the Fund’s clearing broker or the clearing broker’s own payment obligations. In addition, the assets of the Fund may not be fully protected in the event of that clearing broker’s bankruptcy, as the clearing broker’s customers, such as the Fund, are entitled to recover, even in respect of property specifically traceable to them, only a pro rata share of all property, if any, available for distribution to all of that clearing broker’s customers. The Fund also may be subject to the risk of the failure of, or delay in performance by, any exchanges and their clearing organizations, if any, on which commodity interest contracts are traded.

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

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The total return generated by the Fund’s investments can vary widely over the short term and long term and the Fund may liquidate investments in order to make distributions. The timing and terms of any such liquidation could be disadvantageous to the Fund. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees and may negatively affect the market price of the Fund’s shares.

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

Certain provisions of the Internal Revenue Code may cause investors who purchased Fund shares at a discount to net asset value to recognize gain in the first year of purchase without having sold their shares. The Fund is taxed as a partnership, and as such you are treated as owning your proportionate share of Fund assets. Section 743(b) of the Internal Revenue Code of 1986, as amended (the “Code”), generally requires the Fund to adjust your proportionate share of the basis in the Fund’s assets (your share of the “inside basis” in the Fund) to reflect your initial “outside basis” in your shares (i.e., the initial purchase price of your shares). In addition, Section 1256 of the Code requires the Fund to treat a large majority of its futures contracts as having been sold for tax purposes at the end of each year at their then-current market value.

The combined effect of Sections 743(b) and 1256 is that if you purchase Fund shares at a discount to net asset value during the year and hold those shares through year end, you would be deemed to have realized a capital gain substantially equal to the amount of that discount. Any such deemed gain would be reflected on your Schedule K-1 for that year (in addition to all other items of gain and loss for the year), and your “outside basis” in the Fund’s shares would be stepped up by the amount of that gain. This basis step-up would have the effect of reducing your capital gain (or increasing your capital loss) upon any subsequent sale of your shares. This would accelerate your realization of capital gain, but would not increase the amount of gain realized over the full period of the investment. This acceleration effect would be particularly acute for investors who purchase shares at substantial discounts to net asset value. This deemed capital gain would be avoided if the Fund’s net asset value per share were to fall below your purchase price per share by year end; conversely, if the Fund’s net asset value were to increase by year end, your deemed capital gain would be higher than the amount of the discount.

The calculations under Section 743(b) of the Code are complex, and there is little legal authority concerning the mechanics of the calculations, particularly in the context of publicly traded partnerships. It is possible that the Internal Revenue Service (“IRS”) will successfully assert that some or all of the conventions utilized by the Fund to determine and allocate the Section 743(b) basis adjustments do not satisfy the technical requirements of the Code or the regulations and, thus, will require different basis adjustments to be made.

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

Changes in the Fund’s tax treatment could adversely affect distributions to shareholders. The Fund believes that under current law and regulations it will be taxed as a partnership that is not subject to corporate income tax for U.S. federal income tax purposes. However, the Fund has not requested, nor will it request, any ruling from the IRS as to this status. If the IRS were to challenge the U.S. federal income tax status of the Fund, such a challenge could result in (i) an audit of each shareholder’s entire tax return and (ii) adjustments to items on that return that are unrelated to the ownership of shares. In addition, each shareholder would bear the cost of any expenses incurred in connection with an examination of its personal tax return.

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

Increased oversight of foreign financial assets. Under the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (commonly known as “FATCA”) enacted in 2010, foreign financial institutions and non-financial foreign entities and certain U.S. taxpayers holding foreign financial assets will be subject to an enhanced reporting, disclosure, certification, withholding, and enforcement regime. Among other things, certain “withholdable payments” made to a foreign financial institution or non-financial foreign entity will generally be subject to withholding tax unless the foreign financial institution enters into a disclosure compliance agreement with the U.S. Treasury or the non-financial foreign entity certifies as to its ownership. Such potentially “withholdable payments” under FATCA include certain interest, dividends, rents, and other gains or income from U.S. sources, but exclude income derived from the active conduct of a business. The general effective date of FATCA is July 1, 2014. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

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

Possible constructive termination. Under U.S. federal income tax law applicable to publicly traded partnerships like the Fund, if a partnership experiences sales or exchanges of 50% or more of its shares during a twelve month period, the partnership is “constructively terminated,” requiring it to close its tax year (and file its tax returns for that period or request an extension by the 15th day of the fourth month after the month in which the termination occurs) and restart a new tax year. It is difficult for publicly traded partnerships to ascertain on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, a publicly traded partnership may not be aware that a constructive termination occurred until well after the fact, which potentially subjects the partnership to substantial penalties for failing to file the tax return for the period preceding the termination in a timely manner. Based on information received by the Manager to date, the Manager does not believe the Fund experienced a constructive termination during the tax year ended December 31, 2013.

If you loan your shares to a “short seller” to cover a short sale of shares, you may be considered as having disposed of those shares. Because you may be considered to have sold shares that you loan to a “short seller” to cover a short sale of shares, you may no longer be treated for tax purposes as a partner with respect to those shares during the period of the loan to the short seller and you may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those shares may not be reportable by you and any cash distributions you receive as to those shares could be fully taxable as ordinary income. Shareholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their shares.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) The shares of the Fund trade on the NYSE MKT (formerly known as the NYSE Amex) under the ticker symbol “CFD.”

The following table sets forth, for the calendar quarters indicated, the high and low intra-day market prices per share.

	Share Price
Fiscal Quarter Ended	High	Low
December 2013	$17.00	$14.75
September 2013	$17.60	$16.04
June 2013	$20.84	$16.54
March 2013	$22.09	$20.00
December 2012	$22.44	$19.40
September 2012	$23.25	$20.20
June 2012	$23.57	$19.16
March 2012	$24.98	$20.48

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

Fiscal Quarter Ended	High	Low
December 2013	(11.10)%	(18.58)%
September 2013	(7.10)%	(14.29)%
June 2013	0.85%	(10.31)%
March 2013	0.73%	(5.88)%
December 2012	(3.04%)	(9.43%)
September 2012	0.53%	(5.80%)
June 2012	(0.39%)	(9.18%)
March 2012	2.44%	(13.01%)

As of December 31, 2013, the Fund had approximately 8,861 shareholders.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the 2012 and 2013 calendar years.

During the fiscal years ended December 31, 2013 and December 31, 2012, the Fund declared distributions per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 26, 2013	December 30, 2013	December 31, 2013	$0.130
November 26, 2013	November 29, 2013	December 2, 2013	$0.130
October 29, 2013	October 31, 2013	November 1, 2013	$0.130
September 26, 2013	September 30, 2013	October 1, 2013	$0.130
August 28, 2013	August 30, 2013	September 3, 2013	$0.130
July 29, 2013	July 31, 2013	August 1, 2013	$0.130
June 26, 2013	June 28, 2013	July 1, 2013	$0.145
May 29, 2013	May 31, 2013	June 3, 2013	$0.145
April 26, 2013	April 30, 2013	May 1, 2013	$0.145
March 26, 2013	March 28, 2013	April 1, 2013	$0.145
February 26, 2013	February 28, 2013	March 1, 2013	$0.145
January 29, 2013	January 31, 2013	February 1, 2013	$0.145
December 26, 2012	December 28, 2012	December 31, 2012	$0.145
November 28, 2012	November 30, 2012	December 3, 2012	$0.145
October 29, 2012	October 31, 2012	November 1, 2012	$0.145
September 26, 2012	September 28, 2012	October 1, 2012	$0.145
August 29, 2012	August 31, 2012	September 4, 2012	$0.145
July 27, 2012	July 31, 2012	August 1, 2012	$0.145
June 27, 2012	June 29, 2012	July 2, 2012	$0.145
May 29, 2012	May 31, 2012	June 1, 2012	$0.145
April 26, 2012	April 30, 2012	May 1, 2012	$0.145
March 28, 2012	March 30, 2012	April 2, 2012	$0.145
February 27, 2012	February 29, 2012	March 1, 2012	$0.145
January 27, 2012	January 31, 2012	February 1, 2012	$0.145

The Fund makes regular monthly distributions to its shareholders stated in terms of a fixed cent per share distribution rate. The Manager seeks to establish a distribution rate that, among other factors, roughly corresponds to its projections of the total return that could reasonably be expected to be generated by the Fund over an extended period of time. The Fund’s projected or actual distribution rate is not a prediction of what the Fund’s actual total returns will be over any specific future period.

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

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions would have the effect of increasing the Manager’s management fees and could negatively affect the market price of the Fund’s shares.

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

c) On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions. The Fund has repurchased shares pursuant to this program as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that may yet be Repurchased
12/21/11 to 12/31/11	38,000	$19.68	Approximately 882,000
1/01/12 to 1/31/12	9,800	$20.77	Approximately 872,200
12/01/13 to 12/31/13	12,300	$15.16	Approximately 859,900

On March 6, 2014, the Fund announced the reauthorization of its open-market share repurchase program, pursuant to which it may repurchase an aggregate of up to 10 percent of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions.

No shares have been repurchased outside of the program described above.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the fiscal years ended December 31, 2013, 2012, 2011, 2010, and 2009 has been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund. Prior to the Fund’s initial public offering on September 27, 2010, the Fund had no operations other than those related to organizational matters. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010		December 31, 2009
Total assets	$170,897,991	$204,648,073	$220,582,524	$251,985,626		$956,000
Total liabilities	$3,751,307	$7,506,165	$6,402,395	$4,227,878		$956,000
Net assets	$167,146,684	$197,141,908	$214,180,129	$247,757,748		$-
Net increase (decrease) in cash	$-	$-	$(16)	$16		$-
Shares outstanding	9,206,940	9,219,240	9,229,040	9,267,040		-
Net asset value per share outstanding	$18.15	$21.38	$23.21	$26.74		$-
Total distributions per share	$1.6500	$1.7400	$1.7400	$0.4350		$-

Total investment income	$199,940	$248,744	$309,181	$80,235		$-
Net investment income (loss)	$(3,055,568)	$(3,626,137)	$(3,612,955)	$(1,185,458)		$-
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(11,541,550)	$2,833,162	$(13,093,466)	$32,187,099		$-
Net income (loss)	$(14,597,118)	$(792,975)	$(16,706,421)	$31,001,641		$-
Net income (loss) per weighted-average share	$(1.58)	$(0.09)	$(1.80)	$3.43	(1)	$-

(1)	For the period September 27, 2010 (the Fund’s commencement of operations) through December 31, 2010.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended December 31, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended March 31, 2013
Total investment income	$39,886	$43,001	$56,393	$60,660
Net investment income (loss)	$(756,721)	$(785,789)	$(763,445)	$(749,613)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(1,602,591)	$7,000,507	$(14,508,974)	$(2,430,492)
Net income (loss)	$(2,359,312)	$6,214,718	$(15,272,419)	$(3,180,105)
Increase (decrease) in net assets	$(6,141,178)	$2,619,218	$(19,282,789)	$(7,190,475)
Net income (loss) per weighted-average share	$(0.25)	$0.67	$(1.66)	$(0.34)

	For the Three Months Ended December 31, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended March 31, 2012
Total investment income	$64,813	$60,753	$57,392	$65,786
Net investment income (loss)	$(925,212)	$(1,004,414)	$(840,928)	$(855,583)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(8,641,168)	$18,205,535	$(14,733,759)	$8,002,554
Net income (loss)	$(9,566,380)	$17,201,121	$(15,574,687)	$7,146,971
Increase (decrease) in net assets	$(13,576,750)	$13,190,751	$(19,585,057)	$2,932,835
Net income (loss) per weighted average share	$(1.04)	$1.87	$(1.69)	$0.78

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in this Annual Report. The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to the Manager, the Commodity Sub-advisor and the Collateral Sub-advisor, and are subject to a number of risks, uncertainties and other factors, both known (such as those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report) and unknown, that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and commenced operations on September 27, 2010, with its public offering. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the DJ-UBSCI when evaluating the performance of the commodity futures, forwards, and options positions (the “commodity portfolio”) in the Fund’s portfolio.

Results of Operations

The Year Ended December 31, 2013 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $15.17 on the close of business on December 31, 2013. This represents a decrease of 24.04% in share price (not including an assumed reinvestment of distributions) from the $19.97 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the year were $22.09 (January 23, 2013) and $14.75 (December 17, 2013), respectively. During the year, the Fund paid distributions totaling $1.6500 per share to shareholders. The Fund’s total return on market value for the year, which assumes reinvestment of such distributions, was -16.64%. At December 31, 2013, the shares of the Fund traded at a 16.42% discount to the Fund’s net asset value of $18.15. During the year the Fund repurchased 12,300 shares; refer to “Part II — Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for further details on the repurchase activity.

The Year Ended December 31, 2013 – Net Assets of the Fund

The Fund’s net assets decreased from $197.1 million at December 31, 2012, to $167.1 million at December 31, 2013, a decrease of $30.0 million. The decrease in the Fund’s net assets was due to $16.5 million in net realized losses and $5.0 million in net unrealized appreciation on the Fund’s portfolio during the year, a net investment loss of $3.1 million, $15.2 million of distributions to shareholders, and $0.2 million of share repurchases.

During the year ended December 31, 2013, the Fund’s collateral investments generated interest income of $199,940, which represents 0.11% of average net assets for the year ended December 31, 2013.

The net asset value per share on December 31, 2013, was $18.15. This represents a decrease of 15.11% in net asset value (not including an assumed reinvestment of distributions) from the $21.38 net asset value per share as of December 31, 2012. The Fund declared distributions totaling $1.6500 per share to shareholders during the year. When an assumed reinvestment of these distributions is taken into account, the total return for the Fund on net asset value was -7.57% for the year ended December 31, 2013.

The Fund generated a net loss of $14.6 million for the year ended December 31, 2013, resulting from interest income of $0.2 million, net expenses of $3.3 million, net realized losses of $16.5 million, and net unrealized appreciation of $5.0 million.

The Year Ended December 31, 2013 – Overall Commodity Market Commentary

The broad commodity market suffered its third consecutive year of negative performance in 2013. Losses in the first, second, and fourth quarters exceeded a modest gain in the third quarter, as measured by the DJ-UBSCI. Only one commodity group in the DJ-UBSCI, energy, had a positive return for the year.

Energy commodities, at 38.9% of the DJ-UBSCI at the end of the period, were its most significant commodity group by weight. The group rose 5.2% for the year, supported by gains in all of the DJ-UBSCI’s energy positions — West Texas Intermediate (WTI) crude oil, Brent crude oil, heating oil, natural gas, and unleaded gas (RBOB). Political turmoil throughout the Middle East and Africa led to declining production in some key areas and heightened concerns about supply going forward, buoying crude oil prices. Natural gas benefited from a strong rally in the fourth quarter as extreme cold weather in the U.S. elevated demand above its previously expected seasonal increase.

Agricultural commodities, as grouped by Gresham, represented 20.1% of the DJ-UBSCI at the end of the period. Weakness in corn, wheat, and soybean oil brought the overall group down 13.4% for the year. Prices for these commodities were hampered by robust supply amid favorable growing conditions, with corn in particular seeing record harvests during 2013. Soybean oil also suffered from tepid demand given the availability of cheaper substitutes such as palm oil.

Industrial metals comprised 16.7% of the DJ-UBSCI at the end of the period. The group fell 13.6%, with prices for all four metals — aluminum, copper, nickel, and zinc — down for the year. Slowing economic growth in China dampened the outlook for the demand of these metals, weighing on prices especially in the first half of the year. Industrial metals’ performance turned marginally positive in the second half of the year, driven by rallies in copper during the third quarter and zinc in the fourth quarter, but these gains did not fully offset earlier losses.

Precious metals represents 11.3% of the DJ-UBSCI at the end of the period and was the DJ-UBSCI’s worst performing group with a -30.8% return. Investors rotated away from gold and silver as the probability of the U.S. Federal Reserve’s (the “Fed”) exit from quantitative easing became more likely as 2013 progressed. With economic data improving across the developed world, the demand for assets perceived as “safe havens” declined. Furthermore, speculation that the Fed would taper its asset buying helped ease inflation expectations, tempering the demand for gold as an inflation hedge.

Foods and fibers, as grouped by Gresham, represented 7.7% of the DJ-UBSCI at the end of the period. The group fell 16.9% in the DJ-UBSCI, as losses in sugar and coffee offset positive performance in cotton. Forecasts for abundant supply from good growing weather for both sugar and coffee weighed on prices. Additionally, sugar prices were highly volatile in the fourth quarter. In October, a sugar stockpile was destroyed in a Brazilian warehouse fire, propelling prices toward a one-year high. However, as the inventory was expected to be replaced by reserves in India and China, prices sank to even lower levels than before the fire.

Livestock was the smallest group in the DJ-UBSCI, with a 5.7% weight at the end of the period. Early in the year, high grain costs in the wake of a 2012 drought prompted ranchers to bring livestock to market early, bolstering supply and driving lean hogs and live cattle prices lower. Weak performance in the first quarter was followed by meager gains in the second and third quarters, then a small decline in the fourth quarter, resulting in a 3.5% loss for the livestock group for the year.

The Year Ended December 31, 2013 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio fell 6.4% for the 12-month period, before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, was down 9.6%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -7.57%. At the commodity group level, the Fund’s commodity portfolio outperformed the DJ-UBSCI on an absolute basis in all six commodity groups.

The Fund writes — that is, sells — covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham sells exchange-traded commodity call options on up to 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return. The Fund’s option-writing activity benefitted Fund performance for the year as many of the contracts written went unexercised allowing the Fund to retain the premiums received for those options. This premium retention was a positive factor for the period and helped reduce the Fund’s volatility versus the DJ-UBSCI, as measured by the standard deviation of return.

The Fund’s energy positions advanced 7.1% compared to 5.2% in the DJ-UBSCI during the period. On a weighted basis, the Fund outperformed the DJ-UBSCI in crude oil and heating oil, where it had higher relative weightings. However, options positions detracted slightly from relative performance.

The Fund’s agriculture positions, as grouped by Gresham, fell 7.7%, while the DJ-UBSCI’s positions lost 13.4% for the period. Corn was the largest contributor to weighted relative performance, as the Fund’s lower weighting, favorable contract selection, and more advantageous timing in rolling some of its futures contracts were beneficial. The Fund also collected call option premiums on contracts sold that expired without being exercised.

The Fund’s industrial metals positions declined 12.4%, while the DJ-UBSCI fell 13.6% for the period. The Fund held an underweight position in nickel when compared to the DJ-UBSCI, during a period of negative performance, which was the main driver of relative outperformance on a weighted basis.

The Fund’s precious metals positions were down 28.1%, compared to the DJ-UBSCI which was down 30.8% for the period, making this the worst performing group on an absolute basis. The Fund’s gold position outperformed that of the DJ-UBSCI on a weighted basis, boosted by collecting option premiums on contracts sold that expired without being exercised.

The Fund’s foods and fibers positions, as grouped by Gresham, lost 11.3% compared to a 16.9% decline in the DJ-UBSCI for the period. The Fund’s lower weights in sugar and coffee added the most value to weighted relative performance, as these contracts’ performance disappointed during the period.

In the livestock group, the Fund’s position slid 3.2% while the DJ-UBSCI’s fell 3.5% for the period. The Fund slightly outperformed on an absolute basis, while relative performance was neutral on a weighted basis. Positive results from the Fund’s lean hogs positions counterbalanced the negative impact of positions in feeder cattle (in which the DJ-UBSCI does not have exposure) and live cattle.

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

Fund Total Returns

The following table presents selected total returns for the Fund as of December 31, 2013. Total returns based on market value and net asset value are based on the change in net asset value and market value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at net asset value on the distribution payment date for returns based on net asset value, and at market value on the distribution payment date for returns based on market value.

	Total Returns as of December 31, 2013
	Cumulative	Average Annual
	3 month	1 Year	Since Inception
Market Value	-5.99%	-16.64%	-7.04%
Net Asset Value	-1.37%	-7.57%	-0.85%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

The following graph presents the relationship between the Fund’s monthly total returns based on net asset value, the Fund’s monthly total returns based on market value and the monthly returns of the DJ-UBSCI for the period September 27, 2010 (commencement of Fund operations) through December 31, 2013. The Fund’s total returns based on net asset value assume the reinvestment of distributions at net asset value on the distribution payment date, and the Fund’s total returns based on market value assume the reinvestment of distributions at market value on the distribution payment date.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of December 31, 2013. The December 31, 2013 composition serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	22.01%	16.52%
	Heating Oil	6.07%	3.76%
	Natural Gas	7.07%	15.01%
	Unleaded Gas	3.30%	3.58%

		38.45%	38.87%

Industrial Metals	Aluminum	4.45%	4.61%
	Copper	9.80%	7.04%
	Nickel	1.25%	1.98%
	Zinc	1.41%	2.66%
	Lead	0.89%	0.00%

		17.80%	16.29%

Agriculturals	Corn	4.39%	4.83%
	Soybean	5.77%	5.62%
	Wheat	4.04%	4.33%
	Soybean Meal	2.02%	2.92%
	Soybean Oil	1.34%	2.39%

		17.56%	20.09%

Precious Metals	Gold	9.00%	8.70%
	Silver	2.61%	2.72%
	Platinum	0.78%	0.00%
	Palladium	0.52%	0.00%

		12.91%	11.42%

Foods and Fibers	Cotton	1.29%	2.09%
	Sugar	1.92%	3.64%
	Coffee	1.04%	1.95%
	Cocoa	0.41%	0.00%

		4.66%	7.68%

Livestock	Live Cattle	5.29%	3.56%
	Lean Hogs	2.13%	2.09%
	Feeder Cattle	1.20%	0.00%

		8.62%	5.65%

Total		100.00%	100.00%

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

The Fund attempts to minimize market risks, and the Commodity Sub-advisor attempts to minimize credit risks, by abiding by various investment limitations and policies, which include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-advisor implements procedures which include, but are not limited to:

•	Employing the options strategy to limit directional risk (although there is no guarantee that the Fund’s options strategy will be successful);

•	Executing and clearing trades only with counterparties the Commodity Sub-advisor believes are creditworthy;

•	Limiting the amount of margin or premium required for any one commodity contract or all commodity contracts combined; and

•	Generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of December 31, 2013. The Fund expects to invest only in long futures contracts. As of December 31, 2013, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2014	106	$110.8000	1,000	$11,744,800
	ICE Brent Crude Oil Futures Contract	Long	March 2014	72	110.5300	1,000	7,958,160
	NYMEX Crude Oil Futures Contract	Long	February 2014	4	98.4200	1,000	393,680
	NYMEX Crude Oil Futures Contract	Long	March 2014	169	98.5500	1,000	16,654,950
	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2014	27	943.5000	100	2,547,450
	NYMEX NY Harbor ULSD Futures Contract	Long	February 2014	39	3.0652	42,000	5,020,798
	NYMEX NY Harbor ULSD Futures Contract	Long	March 2014	20	3.0538	42,000	2,565,192
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2014	146	4.2300	10,000	6,175,800
	NYMEX Natural Gas Futures Contract	Long	March 2014	134	4.1930	10,000	5,618,620
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2014	23	2.7859	42,000	2,691,179
	NYMEX Gasoline RBOB Futures Contract	Long	March 2014	24	2.7919	42,000	2,814,235

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	February 2014	167	1,780.2500	25	7,432,544
	Copper
	CEC Copper Futures Contract	Long	March 2014	40	3.3965	25,000	3,396,500
	CEC Copper Futures Contract	Long	May 2014	55	3.3850	25,000	4,654,375
	LME Copper Futures Contract	Long	February 2014	45	7,369.2500	25	8,290,406
	Nickel
	LME Nickel Futures Contract	Long	February 2014	25	13,867.0000	6	2,080,050
	Zinc
	LME Zinc Futures Contract	Long	February 2014	46	2,052.5000	25	2,360,375
	Lead
	LME Lead Futures Contract	Long	February 2014	27	2,210.5000	25	1,492,088

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2014	347	4.2200	5,000	7,321,700
	Soybean
	CBOT Soybean Futures Contract	Long	March 2014	149	12.9250	5,000	9,629,125
	Wheat
	CBOT Wheat Futures Contract	Long	March 2014	113	6.0525	5,000	3,419,663
	KCBT Wheat Futures Contract	Long	March 2014	104	6.4050	5,000	3,330,600
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2014	81	417.0000	100	3,377,700
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2014	95	0.3913	60,000	2,230,410

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2014	125	1,202.3000	100	15,028,750
	Silver
	CEC Silver Futures Contract	Long	March 2014	45	19.3700	5,000	4,358,250
	Platinum
	NYMEX Platinum Futures Contract	Long	April 2014	19	1,373.8000	50	1,305,110
	Palladium
	NYMEX Palladium Futures Contract	Long	March 2014	12	718.3000	100	861,960

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	March 2014	47	0.8464	50,000	1,989,040
	ICE Cotton Futures Contract	Long	May 2014	4	0.8440	50,000	168,800
	Sugar
	ICE Sugar Futures Contract	Long	March 2014	162	0.1641	112,000	2,977,430
	ICE Sugar Futures Contract	Long	May 2014	12	0.1656	112,000	222,566
	Coffee
	ICE Coffee C Futures Contract	Long	March 2014	24	1.1070	37,500	996,300
	LIFFE Coffee Robusta Futures Contract	Long	March 2014	44	1,683.0000	10	740,520
	Cocoa
	ICE Cocoa Futures Contract	Long	March 2014	25	2,709.0000	10	677,250

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2014	164	1.3463	40,000	8,831,400
	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2014	104	0.8543	40,000	3,553,680
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2014	24	1.6740	50,000	2,008,800

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2014	(89)	$112.5	$(51,620)
	NYMEX Crude Oil Futures Options	January 2014	(4)	102.5	(640)
	NYMEX Crude Oil Futures Options	February 2014	(82)	104.0	(33,620)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	January 2014	(39)	3.2	(16,871)
	Natural Gas
	NYMEX Natural Gas Futures Options	January 2014	(2)	4,500.0	(1,520)
	NYMEX Natural Gas Futures Options	January 2014	(138)	3,950.0	(458,160)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2014	(23)	29,000.0	(17,002)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	February 2014	(83)	1,825.0	(29,797)
	Copper
	LME Copper Futures Options	February 2014	(43)	7,400.0	(126,796)
	Nickel
	LME Nickel Futures Options	February 2014	(13)	14,500.0	(9,250)
	Zinc
	LME Zinc Futures Options	February 2014	(23)	1,950.0	(62,669)
	Lead
	LME Lead Futures Options	February 2014	(14)	2,175.0	(21,420)

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Agriculturals	Corn
	CBOT Corn Futures Options	February 2014	(173)	460.0	(28,113)
	Soybean
	CBOT Soybean Futures Options	February 2014	(74)	1,380.0	(37,000)
	Wheat
	CBOT Wheat Futures Options	February 2014	(56)	710.0	(2,800)
	CBOT Wheat Futures Options	February 2014	(52)	750.0	(2,275)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2014	(40)	440.0	(26,800)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2014	(48)	455.0	(1,296)

Precious Metals	Gold
	CEC Gold Futures Options	January 2014	(62)	1,350.0	(6,200)
	Silver
	CEC Silver Futures Options	February 2014	(22)	2,200.0	(18,700)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	February 2014	(25)	86.0	(21,875)
	Sugar
	ICE Sugar Futures Options	February 2014	(85)	19.0	(2,856)
	ICE Sugar Futures Options	February 2014	(2)	17.5	(246)
	Coffee
	ICE Coffee C Futures Options	February 2014	(21)	115.0	(18,113)
	Cocoa
	ICE Cocoa Futures Options	February 2014	(13)	2,900.0	(2,990)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2014	(99)	136.0	(30,690)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2014	(15)	96.0	(78)
	CME Lean Hogs Futures Options	February 2014	(37)	95.0	(370)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2013, the Fund held U.S. Treasury bills worth $139,663,104 with a total par value of $139,700,000, and a repurchase agreement worth $1,575,280.

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

Report of Independent Registered Public Accounting Firm

To the Independent Committee and Shareholders of

Nuveen Diversified Commodity Fund:

In our opinion, the accompanying schedule of investments at December 31, 2013 and the statements of financial condition, the related statements of operations, of changes in shareholders’ capital and of cash flows present fairly, in all material respects, the financial position of Nuveen Diversified Commodity Fund (the “Company”) at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, IL

March 17, 2014

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

December 31, 2013

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 12,800	U.S. Treasury Bills	0.000%	1/09/14	Aaa	$12,799,974
15,000	U.S. Treasury Bills	0.000%	2/06/14	Aaa	14,999,775
11,900	U.S. Treasury Bills	0.000%	3/06/14	Aaa	11,898,905
15,500	U.S. Treasury Bills	0.000%	4/03/14	Aaa	15,497,256
15,500	U.S. Treasury Bills	0.000%	5/01/14	Aaa	15,497,303
12,000	U.S. Treasury Bills	0.000%	5/29/14	Aaa	11,997,180
15,500	U.S. Treasury Bills	0.000%	6/26/14	Aaa	15,493,785
17,000	U.S. Treasury Bills	0.000%	7/24/14	Aaa	16,992,571
12,000	U.S. Treasury Bills	0.000%	8/21/14	Aaa	11,994,612
8,000	U.S. Treasury Bills	0.000%	9/18/14	Aaa	7,995,680
4,500	U.S. Treasury Bills	0.000%	11/13/14	Aaa	4,496,063

$ 139,700	Total U.S. Government And Agency Obligations (cost $139,641,908)				139,663,104

	Repurchase Agreements
$ 1,575	Repurchase Agreement with State Street Bank, dated 12/31/13, repurchase price $1,575,280, collateralized by $1,690,000 U.S. Treasury Notes, 1.250%, due 2/29/20, value $1,608,072	0.000%	1/02/14	N/A	$1,575,280

	Total Repurchase Agreements (cost $1,575,280)				1,575,280

	Total Short-Term Investments (cost $141,217,188)				$141,238,384

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2014	106	$11,744,800	$522,600
	ICE Brent Crude Oil Futures Contract	Long	March 2014	72	7,958,160	269,780
	NYMEX Crude Oil Futures Contract	Long	February 2014	4	393,680	14,440
	NYMEX Crude Oil Futures Contract	Long	March 2014	169	16,654,950	113,768

	Total Crude Oil					920,588

	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2014	27	2,547,450	65,925
	NYMEX NY Harbor ULSD Futures Contract	Long	February 2014	39	5,020,798	57,392
	NYMEX NY Harbor ULSD Futures Contract	Long	March 2014	20	2,565,192	18,938

	Total Heating Oil					142,255

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2014	146	6,175,800	786,371
	NYMEX Natural Gas Futures Contract	Long	March 2014	134	5,618,620	(39,129)

	Total Natural Gas					747,242

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Contract	Long	February 2014	23	$2,691,179	$97,888
	NYMEX Gasoline RBOB Futures Contract	Long	March 2014	24	2,814,235	124,095

	Total Unleaded Gas					221,983

	Total Energy					2,032,068

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	February 2014	167	7,432,544	176,912

	Copper
	CEC Copper Futures Contract	Long	March 2014	40	3,396,500	200,475
	CEC Copper Futures Contract	Long	May 2014	55	4,654,375	213,475
	LME Copper Futures Contract	Long	February 2014	45	8,290,406	435,481

	Total Copper					849,431

	Nickel
	LME Nickel Futures Contract	Long	February 2014	25	2,080,050	56,700

	Zinc
	LME Zinc Futures Contract	Long	February 2014	46	2,360,375	203,625

	Lead
	LME Lead Futures Contract	Long	February 2014	27	1,492,088	96,356

	Total Industrial Metals					1,383,024

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2014	347	7,321,700	(180,575)

	Soybean
	CBOT Soybean Futures Contract	Long	March 2014	149	9,629,125	23,937

	Wheat
	CBOT Wheat Futures Contract	Long	March 2014	113	3,419,663	(247,110)
	KCBT Wheat Futures Contract	Long	March 2014	104	3,330,600	(338,300)

	Total Wheat					(585,410)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2014	81	3,377,700	103,050

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2014	95	2,230,410	(116,466)

	Total Agriculturals					(755,464)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2014	125	15,028,750	(549,870)

	Silver
	CEC Silver Futures Contract	Long	March 2014	45	4,358,250	(120,230)

	Platinum
	NYMEX Platinum Futures Contract	Long	April 2014	19	1,305,110	28,695

	Palladium
	NYMEX Palladium Futures Contract	Long	March 2014	12	861,960	(3,660)

	Total Precious Metals					(645,065)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	March 2014	47	$1,989,040	$140,041
	ICE Cotton Futures Contract	Long	May 2014	4	168,800	65

	Total Cotton					140,106

	Sugar
	ICE Sugar Futures Contract	Long	March 2014	162	2,977,430	(221,446)
	ICE Sugar Futures Contract	Long	May 2014	12	222,566	(38,842)

	Total Sugar					(260,288)

	Coffee
	ICE Coffee C Futures Contract	Long	March 2014	24	996,300	31,275
	LIFFE Coffee Robusta Futures Contract	Long	March 2014	44	740,520	(16,040)

	Total Coffee					15,235

	Cocoa
	ICE Cocoa Futures Contract	Long	March 2014	25	677,250	16,040

	Total Foods and Fibers					(88,907)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2014	164	8,831,400	88,333

	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2014	104	3,553,680	(155,162)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2014	24	2,008,800	20,187

	Total Livestock					(46,642)

	Total Futures Contracts outstanding			2,869	$166,920,256	$1,879,014

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2014	(89)	$112.5	$(51,620)
	NYMEX Crude Oil Futures Options	January 2014	(4)	102.5	(640)
	NYMEX Crude Oil Futures Options	February 2014	(82)	104.0	(33,620)

	Total Crude Oil				(85,880)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	January 2014	(39)	3.2	(16,871)

	Natural Gas
	NYMEX Natural Gas Futures Options	January 2014	(2)	4,500.0	(1,520)
	NYMEX Natural Gas Futures Options	January 2014	(138)	3,950.0	(458,160)

	Total Natural Gas				(459,680)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Options	January 2014	(23)	$29,000.0	$(17,002)

	Total Energy				(579,433)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options(4)	February 2014	(83)	1,825.0	(29,797)

	Copper
	LME Copper Futures Options(4)	February 2014	(43)	7,400.0	(126,796)

	Nickel
	LME Nickel Futures Options(4)	February 2014	(13)	14,500.0	(9,250)

	Zinc
	LME Zinc Futures Options(4)	February 2014	(23)	1,950.0	(62,669)

	Lead
	LME Lead Futures Options(4)	February 2014	(14)	2,175.0	(21,420)

	Total Industrial Metals				(249,932)

Agriculturals	Corn
	CBOT Corn Futures Options	February 2014	(173)	460.0	(28,113)

	Soybean
	CBOT Soybean Futures Options	February 2014	(74)	1,380.0	(37,000)

	Wheat
	CBOT Wheat Futures Options	February 2014	(56)	710.0	(2,800)
	CBOT Wheat Futures Options	February 2014	(52)	750.0	(2,275)

	Total Wheat				(5,075)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2014	(40)	440.0	(26,800)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2014	(48)	455.0	(1,296)

	Total Agriculturals				(98,284)

Precious Metals	Gold
	CEC Gold Futures Options	January 2014	(62)	1,350.0	(6,200)

	Silver
	CEC Silver Futures Options	February 2014	(22)	2,200.0	(18,700)

	Total Precious Metals				(24,900)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	February 2014	(25)	86.0	(21,875)

	Sugar
	ICE Sugar Futures Options	February 2014	(85)	19.0	(2,856)
	ICE Sugar Futures Options	February 2014	(2)	17.5	(246)

	Total Sugar				(3,102)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Foods and Fibers	Coffee
(continued)	ICE Coffee C Futures Options	February 2014	(21)	$115.0	$(18,113)

	Cocoa
	ICE Cocoa Futures Options	February 2014	(13)	2,900.0	(2,990)

	Total Foods and Fibers				(46,080)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2014	(99)	136.0	(30,690)

	Lean Hogs
	CME Lean Hogs Futures Options	February 2014	(15)	96.0	(78)
	CME Lean Hogs Futures Options	February 2014	(37)	95.0	(370)

	Total Lean Hogs				(448)

	Total Livestock				(31,138)

	Total Call Options Written outstanding (premiums received $777,236)		(1,377)		$(1,029,767)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2013

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Short-term investments, at value (cost $141,217,188 and $170,455,110, respectively)	$141,238,384	$170,486,289
Deposits with brokers	25,753,763	31,490,459
Unrealized appreciation on futures contracts	3,905,844	2,671,325

Total assets	$170,897,991	$204,648,073

LIABILITIES
Call options written, at value (premiums received $777,236 and $974,047, respectively)	$1,029,767	$536,013
Unrealized depreciation on futures contracts	2,026,830	6,454,358
Payable for shares repurchased	151,538	—
Accrued expenses:
Management fees	178,826	210,988
Independent Committee fees	12,935	20,123
Other	351,411	284,683

Total liabilities	3,751,307	7,506,165

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,206,940 shares issued and outstanding at December 31, 2013 and 9,219,240 shares issued and outstanding at December 31, 2012	219,648,412	219,835,071
Accumulated undistributed earnings (deficit)	(52,501,728)	(22,693,163)

Total shareholders’ capital (Net assets)	167,146,684	197,141,908

Total liabilities and shareholders’ capital	$170,897,991	$204,648,073

Net assets	$167,146,684	$197,141,908

Shares outstanding	9,206,940	9,219,240

Net asset value per share outstanding (net assets divided by shares outstanding)	$18.15	$21.38

Market value per share outstanding	$15.17	$19.97

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011

	Year Ended December 31,
	2013	2012	2011
Investment Income:
Interest	$199,940	$248,744	$309,181

Total Investment Income	199,940	248,744	309,181

Expenses:
Management fees	2,256,873	2,606,260	3,009,310
Brokerage commissions	123,679	143,578	151,701
Custodian fees and expenses	112,260	114,805	99,353
Offering costs	—	332,930	—
Independent Committee fees and expenses	52,968	108,456	123,125
Professional fees	517,714	560,382	361,351
Shareholder reporting expenses	159,435	147,222	137,148
Other expenses	32,579	27,713	40,148

Total expenses before expense reimbursement	3,255,508	4,041,346	3,922,136
Expense reimbursement	—	(166,465)	—

Net expenses	3,255,508	3,874,881	3,922,136

Net investment income (loss)	(3,055,568)	(3,626,137)	(3,612,955)

Net realized gain (loss) from:
Short-term investments	3,618	(425)	21,761
Futures contracts	(21,217,789)	(5,031,471)	(2,120,418)
Call options written	4,711,122	7,166,083	10,035,572
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(9,983)	(1,266)	4,506
Futures contracts	5,662,047	1,138,797	(23,776,469)
Call options written	(690,565)	(438,556)	2,741,582

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(11,541,550)	2,833,162	(13,093,466)

Net income (loss)	$(14,597,118)	$(792,975)	$(16,706,421)

Net income (loss) per weighted-average share	$(1.58)	$(.09)	$(1.80)
Weighted-average shares outstanding	9,219,170	9,219,413	9,266,606

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011

	Year Ended December 31,
	2013	2012	2011
Shareholders’ capital—beginning of period	$197,141,908	$214,180,129	$247,757,748
Issuance of shares, net of offering costs	—	—	—
Repurchase of shares	(186,659)	(203,766)	(748,433)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(3,055,568)	(3,626,137)	(3,612,955)
Net realized gain (loss) from:
Short-term investments	3,618	(425)	21,761
Futures contracts	(21,217,789)	(5,031,471)	(2,120,418)
Call options written	4,711,122	7,166,083	10,035,572
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(9,983)	(1,266)	4,506
Futures contracts	5,662,047	1,138,797	(23,776,469)
Call options written	(690,565)	(438,556)	2,741,582

Net income (loss)	(14,597,118)	(792,975)	(16,706,421)

Distributions to shareholders	(15,211,447)	(16,041,480)	(16,122,765)

Shareholders’ capital—end of period	$167,146,684	$197,141,908	$214,180,129

Shares—beginning of period	9,219,240	9,229,040	9,267,040
Issuance of shares	—	—	—
Repurchase of shares	(12,300)	(9,800)	(38,000)

Shares—end of period	9,206,940	9,219,240	9,229,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(14,597,118)	$(792,975)	$(16,706,421)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(568,114,209)	(1,485,494,668)	(2,200,786,302)
Proceeds from sales and maturities of short-term investments	597,555,574	1,489,931,916	2,205,322,308
Premiums received for call options written	5,116,574	8,160,238	10,798,390
Cash paid for call options written	(602,263)	(1,448,155)	(964,085)
Amortization (Accretion)	(199,825)	701,725	2,021,520
(Increase) Decrease in:
Deposits with brokers	5,736,696	12,703,318	6,778,980
Interest receivable	—	561,049	(561,046)
Other assets	—	200,745	(200,745)
Increase (Decrease) in:
Accrued management fees	(32,162)	(18,646)	(25,007)
Accrued Independent Committee fees	(7,188)	(11,127)	31,250
Other accrued expenses	66,728	(67,696)	(126,553)
Net realized (gain) loss from:
Short-term investments	(3,618)	425	(21,761)
Call options written	(4,711,122)	(7,166,083)	(10,035,572)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	9,983	1,266	(4,506)
Futures contracts	(5,662,047)	(1,138,797)	23,776,469
Call options written	690,565	438,556	(2,741,582)

Net cash provided by (used in) operating activities	15,246,568	16,561,091	16,555,337

Cash flows from financing activities:
Cash paid for shares repurchased	(35,121)	(519,611)	(432,588)
Cash distributions paid to shareholders	(15,211,447)	(16,041,480)	(16,122,765)

Net cash provided by (used in) financing activities	(15,246,568)	(16,561,091)	(16,555,353)

Net increase (decrease) in cash	—	—	(16)
Cash—beginning of period	—	—	16

Cash—end of period	$—	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

December 31, 2013

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Unrealized appreciation and depreciation on futures contracts” on the Statements of Financial Condition has been reclassified in the prior year to conform to the December 31, 2013 presentation.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior days “mark-to-market” of the open contracts. If the Fund has unrealized appreciation the clearing broker would credit the Fund’s account with an amount equal to appreciation and conversely if the Fund has unrealized depreciation the clearing broker would debit the Fund’s account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

The average number of futures contracts outstanding during the fiscal years ended December 31, 2013 and December 31, 2012 was as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Average number of futures contracts outstanding*	3,076	3,518

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the fiscal years ended December 31, 2013 and December 31, 2012, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the fiscal years ended December 31, 2013 and December 31, 2012. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in call options written were as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,537	$974,047	1,657	$1,428,047
Options written	10,128	5,116,574	12,756	8,160,238
Options terminated in closing purchase transactions	(5,455)	(2,788,807)	(6,408)	(3,529,781)
Options expired	(3,897)	(2,058,351)	(4,686)	(3,614,858)
Options exercised	(936)	(466,227)	(1,782)	(1,469,599)

Outstanding, end of the period	1,377	$777,236	1,537	$974,047

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

The average number of call options written outstanding during the fiscal years ended December 31, 2013 and December 31, 2012 was as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Average number of call options written outstanding*	1,452	1,627

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments during the fiscal years ended December 31, 2013 and December 31, 2012. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of December 31, 2013 and December 31, 2012, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of December 31, 2013 and December 31, 2012, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,575,280	$(1,575,280)	$—

	December 31, 2012
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$583,450	$(583,450)	$—

*	As of December 31, 2013 and December 31, 2012, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments as of the end of each reporting period for details on the repurchase agreements.

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Prices of fixed-income securities, including, but not limited to, highly-rated agency discount notes and U.S. Treasury bills, are provided by a pricing service approved by the Fund’s Manager. These securities are generally classified as Level 2. The pricing service establishes a security’s fair value using methods that may include consideration of the following: yields or prices of investments of comparable quality, type of issue, coupon, maturity and rating, market quotes or indications of value from security dealers, general market conditions and other information and analysis, including the obligor’s credit characteristics considered relevant. These securities are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$139,663,104	$—	$139,663,104
Repurchase Agreements	—	1,575,280	—	1,575,280
Derivatives:
Futures Contracts*	1,879,014	—	—	1,879,014
Call Options Written**	(779,835)	(249,932)	—	(1,029,767)

Total	$1,099,179	$140,988,452	$—	$142,087,631

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$169,902,839	$—	$169,902,839
Repurchase Agreements	—	583,450	—	583,450
Derivatives:
Futures Contracts	(3,783,033)	—	—	(3,783,033)
Call Options Written	(502,586)	(33,427)	—	(536,013)

Total	$(4,285,619)	$170,452,862	$—	$166,167,243

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.
**	Refer to the Schedule of Investments for a breakdown of call options written classified as Level 2, which is comprised of the Fund’s call options written on the LME.

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

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2013 and December 31, 2012, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

2. Summary of Significant Accounting Policies (Continued)

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

The following tables present the fair value of all derivative instruments held by the Fund as of December 31, 2013 and December 31, 2012, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		December 31, 2013 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,905,844	Unrealized depreciation on futures contracts	$2,026,830
Commodity	Options	—	—	Call options written, at value	1,029,767
Total			$3,905,844		$3,056,597

		December 31, 2012 Location on the Statements of Financial Condition*
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,671,325	Unrealized depreciation on futures contracts	$6,454,358
Commodity	Options	—	—	Call options written, at value	536,013
Total			$2,671,325		$6,990,371
*	Amounts have been reclassified to conform to the current presentation.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

3. Derivative Instruments and Hedging Activities (Continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net realized gain (loss) from:
Futures contracts	$(21,217,789)	$(5,031,471)	$(2,120,418)
Call options written	4,711,122	7,166,083	10,035,572
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$5,662,047	$1,138,797	$(23,776,469)
Call options written	(690,565)	(438,556)	2,741,582

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

5. Share Repurchase Program

On December 21, 2011, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion.

Transactions in share repurchases were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Shares repurchased	12,300	9,800	38,000

Weighted average price per share repurchased	$15.16	$20.77	$19.68

Weighted average discount per share repurchased	17.10%	12.12%	15.56%

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

5. Share Repurchase Program (Continued)

On March 6, 2014, subsequent to the close of the December 31, 2013 annual period, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions at the Manager’s discretion.

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Asset Value:
Net asset value per share—beginning of period	$21.38	$23.21	$26.74
Net investment income (loss)	(0.33)	(0.39)	(0.39)
Net realized and unrealized gain (loss)	(1.25)	0.30	(1.40)
Distributions	(1.65)	(1.74)	(1.74)
Discount from shares repurchased	— *	— *	— *

Net asset value per share—end of period	18.15	21.38	23.21

Market Value:
Market value per share—beginning of period	$19.97	$20.30	$25.80

Market value per share—end of period	$15.17	$19.97	$20.30

Ratios to Average Net Assets:
Net investment income (loss)	(1.69)%	(1.74)%	(1.50)%

Expenses(a)	1.80%	1.86%	1.63%

Total Returns:(b)
Based on Net Asset Value	(7.57)%	(0.50)%	(7.16)%

Based on Market Value	(16.64)%	6.67%	(15.59)%

(a)	Net of expense reimbursement from the Manager, where applicable.
(b)

Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

6. Financial Highlights (Continued)

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

*	Rounds to less than $.01.

7. Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results of operations for the quarters within the fiscal years ended December 31, 2013 and December 31, 2012. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the Fund.

	For the Three Months Ended 2013
	December 31	September 30	June 30	March 31
Total investment income	$39,886	$43,001	$56,393	$60,660
Net investment income (loss)	$(756,721)	$(785,789)	$(763,445)	$(749,613)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(1,602,591)	$7,000,507	$(14,508,974)	$(2,430,492)
Net income (loss)	$(2,359,312)	$6,214,718	$(15,272,419)	$(3,180,105)
Increase (decrease) in net assets	$(6,141,178)	$2,619,218	$(19,282,789)	$(7,190,475)
Net income (loss) per weighted average share	$(0.25)	$0.67	$(1.66)	$(0.34)

	For the Three Months Ended 2012
	December 31	September 30	June 30	March 31
Total investment income	$64,813	$60,753	$57,392	$65,786
Net investment income (loss)	$(925,212)	$(1,004,414)	$(840,928)	$(855,583)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(8,641,168)	$18,205,535	$(14,733,759)	$8,002,554
Net income (loss)	$(9,566,380)	$17,201,121	$(15,574,687)	$7,146,971
Increase (decrease) in net assets	$(13,576,750)	$13,190,751	$(19,585,057)	$2,932,835
Net income (loss) per weighted average share	$(1.04)	$1.87	$(1.69)	$0.78

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

The principal executive officer and principal financial officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Manager has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (1992). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm that audited and reported on the financial statements included in this Annual Report, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Christopher A. Cotter. Mr. Cotter (age 54) is a Managing Director at River Branch Capital, where he is responsible for originating and executing transactions in a financial advisory and merchant banking capacity. Prior to this, from 2009 to 2011, he was the President and Founder of CAC Capital Advisory, LLC, where he served as a consultant to financial services firms and to boutique investment banks. Prior to founding CAC Capital Advisory, Mr. Cotter was a 20-year veteran of William Blair & Company, serving as Principal in the Financial Services Group from 1994 to 2009 and Associate from 1989 to 1993. Mr. Cotter worked on a full range of capital markets transactions, including mergers and acquisitions, private equity placements and public equity offerings for financial institutions. From 1987-1989, Mr. Cotter worked as an investment banking associate at Goldman Sachs in New York. Prior to this, he was a Certified Public Accountant at Price Waterhouse in Dallas, Texas since 1981. He earned a Bachelor of Science in Finance from the University of Illinois and holds an MBA from Harvard Business School. Mr. Cotter holds the Series 7, 24, and 63 FINRA licenses.

Jon C. Hunt. Mr. Hunt (age 62) retired in March 2013 from Convergent Capital Management, a multiboutique asset management holding company, where he served as Managing Director and Chief Operating Officer from

February 1998 through June 2012. He was involved in management and acquisition activities and primarily responsible for post-acquisition affiliate support, including strategy design and execution, marketing, financial management, operations, governance, and compliance. He also serves as trustee (since March 2013) for City National Rochdale Funds, a $7 billion proprietary fund complex, responsible for negotiating contracts, board interaction and advisor/sub-advisor oversight. Prior to joining Convergent Capital, Mr. Hunt worked for the Northern Trust Company from 1973 to 1998. His most recent role was Senior Vice President in the Corporate and Institutional Services group, responsible for product development, product management, and marketing for Northern Trust Global Investments (“NTGI”). His responsibilities also included product management for the Master Trust and Master Custody, as well as Treasury Management businesses. Prior to this role, Mr. Hunt was responsible for NTGI Investment Products and Sales and served as the leader of Treasury Management Product Management, Marketing, Production and Servicing. He earned a Bachelor of Arts in Economics from Northwestern University, and a Masters of Management from Kellogg Graduate School of Management.

L. Joe Moravy. Mr. Moravy (age 63) was a Managing Director of Finance Scholars Group, a boutique consulting firm providing litigation support services from March 2010 to February 2014. From November 2008 to March 2010, Mr. Moravy was a Managing Director at LJM Advisory Services, providing audit and accounting related litigation support services. From June 2002 to October 2008, Mr. Moravy was a Partner at Ernst & Young LLP in the Financial Services Practice, providing Assurance and Advisory Services to public and private financial services companies. Prior to Ernst & Young, Mr. Moravy was a Partner from 1987 to 2002 and Manager from 1974 to 1987 at Arthur Andersen LLP. In this role, he provided audit services to public and private financial services companies, as well as advisory services related to derivatives and treasury risk management. Since 2008, Mr. Moravy is a trustee on the board of AQR Funds, where he is the designated financial expert, as well as the Chair of the Audit Committee and member of the Nominating & Governance Committee. Mr. Moravy earned a Bachelor of Science in Business Administration (Economics concentration) from Michigan Technological University in 1972 and an MBA (Accounting concentration) from the University of Michigan in 1974. Mr. Moravy is a Certified Public Accountant in Illinois since 1975. He serves as a Life Trustee of the Michigan Tech Fund and is a member of the American Institute of Certified Public Accountants, Illinois CPA Society, Independent Directors Council of the Investment Company Institute, and the National Association of Corporate Directors.

Harry W. Short. Mr. Short (age 66) retired in April 2005 from a fifteen year career (since January 1990) at The Northern Trust Corporation and The Northern Trust Company, where he served most recently as Executive Vice President and Controller, responsible for all corporate-wide accounting and tax matters, and Sarbanes-Oxley 404 internal controls compliance. He was the Chairman of the Profit Improvement Committee, member of the Corporate Risk Compliance and Credit Policy Committees, and was primary liaison with the Audit Committee of the Board of Directors. Prior to his career at Northern Trust, Mr. Short was a Partner in the Financial Services Practice at the international accounting firm KPMG, where he served from 1969 through 1990, focusing on audit, due diligence, and relationship management for banking and financial services clients. Mr. Short was a Certified Public Accountant in Illinois, New York, and New Jersey. He earned a Bachelor of Business Administration from Siena College, and an MBA from St. John’s University. He served as President of the Board of Directors of the Chicago Children’s Advocacy Center, and previously Treasurer and Executive Committee Member of the Board of Directors of the Boys and Girls Club of Lake County. Mr. Short was a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, the Executive Committee of the Chicago Civic Federation, the Audit Commission of the Bank Administration Institute, and DePaul University Finance Advisory Board.

The Independent Committee has determined that it has at least one “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) serving on it. The registrant’s audit committee financial experts are Mr. Short and Mr. Moravy, each of whom meets the independent director requirements established by the NYSE MKT.

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-advisor, which invests the Fund’s assets in commodity futures contracts and options; and

•	the Collateral Sub-advisor, which invests the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisors;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. In addition, the Manager has the rights and obligations with respect to the Fund as described in the Trust Agreement.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $220.5 billion of assets under management as of December 31, 2013. Nuveen Investments is a listed principal of the Manager.

The persons listed below serve as executive officers of the Manager. Their names, positions and tenure with the Manager and its affiliates are included below.

William Adams IV (age 57) has served as President of NCAM since August 30, 2011 and was Managing Director of NCAM from April 2010 until August 2011. He is the principal executive officer of NCAM and supervises its overall business activities. Since January 1, 2011, Mr. Adams has also served as Co-President of Nuveen Fund Advisors, LLC (“NFAL”), a registered commodity pool operator that manages investment companies subject to CFTC regulation. As Co-President, he is the executive responsible for all business-related decisions involving closed-end funds managed by NFAL. Mr. Adams is also Senior Executive Vice President (since January 2011), prior thereto, Executive Vice President of Global Structured Products at Nuveen Investments where he is responsible for the firm’s closed-end fund business. Previously, Mr. Adams was Managing Director of Structured Investments, effective September 1997, where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing, effective August 1994, where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of NCAM on May 7, 2010 and July 13, 2010, respectively, and of NFAL on August 8, 2012 and January 1, 2013, respectively.

Margo Cook (age 49) has been Managing Director of NCAM since October 2011. In her role as the Head of Investment Services, Ms. Cook serves as the key liaison with sub-advisors of funds managed by NCAM and NFAL. Ms. Cook’s responsibilities include Investment Oversight, Valuation and Risk Management for all investment teams, as well as overseeing investment-related issues on behalf of NCAM and NFAL. Ms. Cook is also Executive Vice President of NFAL (since January 1, 2011), the chair of NCAM and NFAL’s Oversight Committees and is a member of Nuveen Investments’ Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of Nuveen Investments’ Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Prior to joining Nuveen Investments in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business from June 2007 to October 2008, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including: CIO and Head of Institutional Asset Management (2005 to 2007), Head of Institutional Fixed Income (1996 to 2005) and Senior Fixed Income Portfolio Manager (1988 to 1996). Ms. Cook is a Chartered Financial Analyst charterholder and received an executive MBA from Columbia University in May 2002. Ms. Cook was listed as a principal of NCAM on November 23, 2011, and of NFAL on December 14, 2012.

Stephen D. Foy (age 59) has served as Chief Financial Officer and principal financial officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is also a Senior Vice President (since May 2010) and Funds Controller (since May 1998) of Nuveen Investments and a Vice President (since May 2005) of NFAL. In these capacities, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountants and custodians for the Nuveen Funds; for managing the fund administration activities for the Nuveen Funds, including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of expense budgets and maintenance of accrued expenses; for maintaining the relationships with the independent accountants and the audit committee of the Boards of Directors/Trustees of the Nuveen Funds; and for overseeing the accounting, custody and administration services provided by third parties to certain Dublin-based UCITS funds and other investment vehicles advised by NFAL. Mr. Foy was listed as a principal of NCAM on May 19, 2010.

Carl M. Katerndahl (age 49) has been a Managing Director of NCAM since May 2010. Mr. Katerndahl has also been Executive Vice President, Co-Head of Distribution for Nuveen Investments since December 2007, where he has been responsible for sales and client service for the entire firm, including NCAM and NFAL. In this role, he is responsible for identifying potential customers and financial intermediaries for distribution of NCAM’s and NFAL’s products and services. Previously, Mr. Katerndahl was Managing Director and Head of the Private Client Group for Nuveen Investments since July 2002. Prior thereto, Mr. Katerndahl was a Managing Director and Head of Sales for NWQ Investment Management Company, LLC, a registered investment adviser acquired by Nuveen Investments in August 2002. Mr. Katerndahl was listed as a principal and registered as an associated person of NCAM on June 18, 2010 and July 13, 2010, respectively, and of NFAL on December 7, 2012 and January 1, 2013, respectively. He withdrew his status as an associated person of NCAM and NFAL effective July 16, 2013.

Shanita Smith (age 35) has served as Chief Compliance Officer of NCAM since April 2013. She is responsible for implementing the compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Ms. Smith also oversees the compliance program of Nuveen Securities, LLC, a broker-dealer affiliate of NCAM (since May 2012). Ms. Smith assumed these positions after initially joining Nuveen Investments as a Senior Compliance Administrator in January 2011. Previously, Ms. Smith worked at Ariel Investments, an investment management firm (June 2006 to January 2011), where she held a variety of roles in compliance, transfer agent oversight and shareholder communications for the Ariel Mutual Funds. From April 2004 to June 2006, Ms. Smith worked at Vista360, a compliance consulting firm, where she managed client engagements. Prior thereto, Ms. Smith held a compliance position at U.S Bancorp Asset Management, an investment management firm (January 2001 to April 2004), focusing on fund compliance. Ms. Smith was listed as a principal of NCAM on May 6, 2013.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Code of Conduct, which is available at http://www.nuveen.com/CommodityInvestments, on the Fund’s webpage, under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain personnel of the Manager and the Sub-advisors, members of the Independent Committee and persons who own more than 10% of the Fund’s shares to file reports with the SEC regarding their ownership of the Fund’s shares and changes in such ownership. Employees of the Manager prepare these reports for the Independent Committee members and personnel of the Manager and Sub-advisors who request it on the basis of information obtained from them. Based on the Manager’s review of copies of these reports and other information obtained by the Manager, the Manager believes that during the fiscal year ended December 31, 2013, all such necessary reports were filed in a timely manner.

Item 11.	Executive Compensation

The Fund has no officers or employees and is managed by the Manager. None of the officers of the Manager receive compensation from the Fund. The annual fee for each member of the Independent Committee is $30,000, and each member of the Independent Committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the Independent Committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the Independent Committee. In addition, the Independent Committee chair receives an additional annual fee of $6,000. The Independent Committee members will also be compensated for out-of-pocket costs in connection with attending Independent Committee meetings. The fees of the Independent Committee members are paid by NCAM, which is reimbursed for such fees on a pro rata basis by each fund managed by NCAM, which are currently the Fund and CTF.

For the services and facilities provided by the Manager, the Fund has agreed to pay the Manager an annual fee of 1.25%, payable monthly, based on its average daily net assets. “Average daily net assets” means the total assets of the Fund, minus the sum of its liabilities.

The Fund incurred $2,256,873 in management fees for the fiscal year ended December 31, 2013, of which $178,826 was still payable to the Manager at the end of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of January 31, 2014, by the Manager and its executive officers, portfolio managers and members of the Independent Committee. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Manager	840 Shares	0.01%

Executive Officers of Manager
William Adams IV	18,500 Shares	0.20%
Independent Committee
L. Joe Moravy	500 Shares	0.01%

Harry W. Short	1,600 Shares	0.02%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or or member of the Independent Committee owned shares of the Fund as of January 31, 2014. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” of this Annual Report.

Item 14.	Principal Accounting Fees and Services

The following table set forth the fees for professional services rendered by the Fund’s independent registered public accountant, PwC, for the fiscal years ended December 31, 2013 and December 31, 2012.

	2013	2012
Audit Fees	$112,240	$112,350
Audit-Related Fees	—	—
Tax Fees	193,826	217,936
All Other Fees	—	27,000

Total	$306,066	$357,286

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2013 and December 31, 2012 annual financial statements included on Form 10-K. Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 17, 2014.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) March 17, 2014

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 17, 2014