Form 10-Q
period 2014-03-31
Nuveen Diversified Commodity Fund
filed 2014-05-08
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, the registrant had 9,206,940 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2014

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 15,500	U.S. Treasury Bills	0.000%	4/03/14	Aaa	$15,500,000
15,500	U.S. Treasury Bills	0.000%	5/01/14	Aaa	15,499,706
12,000	U.S. Treasury Bills	0.000%	5/29/14	Aaa	11,999,664
15,500	U.S. Treasury Bills	0.000%	6/26/14	Aaa	15,498,698
17,000	U.S. Treasury Bills	0.000%	7/24/14	Aaa	16,997,705
12,000	U.S. Treasury Bills	0.000%	8/21/14	Aaa	11,997,276
8,000	U.S. Treasury Bills	0.000%	9/18/14	Aaa	7,997,824
8,500	U.S. Treasury Bills	0.000%	10/16/14	Aaa	8,497,314
9,500	U.S. Treasury Bills	0.000%	11/13/14	Aaa	9,495,972
9,500	U.S. Treasury Bills	0.000%	12/11/14	Aaa	9,494,803
5,000	U.S. Treasury Bills	0.000%	1/08/15	Aaa	4,996,475
6,000	U.S. Treasury Bills	0.000%	2/05/15	Aaa	5,994,576
10,000	U.S. Treasury Bills	0.000%	3/05/15	Aaa	9,988,970

$ 144,000	Total U.S. Government and Agency Obligations (cost $143,940,130)				143,958,983

	Repurchase Agreements
$ 2,629	Repurchase Agreement with State Street Bank, dated 3/31/14, repurchase price $2,629,480, collateralized by $2,735,000 U.S. Treasury Notes, 0.625%, due 8/31/17, value $2,686,966	0.000%	4/01/14	N/A	$2,629,480

	Total Repurchase Agreements (cost $2,629,480)				2,629,480

	Total Short-Term Investments (cost $146,569,610)				$146,588,463

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2014	32	$3,448,320	$79,211
	ICE Brent Crude Oil Futures Contract	Long	June 2014	79	8,504,350	7,900
	ICE Brent Crude Oil Futures Contract	Long	July 2014	40	4,296,000	18,830
	NYMEX Crude Oil Futures Contract	Long	May 2014	145	14,729,100	605,547
	NYMEX Crude Oil Futures Contract	Long	July 2014	27	2,697,300	23,320

	Total Crude Oil					734,808

	Heating Oil
	ICE Gas Oil Futures Contract	Long	May 2014	23	2,058,500	(546)
	NYMEX NY Harbor ULSD Futures Contract	Long	May 2014	52	6,398,683	(45,574)

	Total Heating Oil					(46,120)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Natural Gas
(continued)	NYMEX Natural Gas Futures Contract	Long	May 2014	251	$10,971,210	$(136,959)
	NYMEX Natural Gas Futures Contract	Long	July 2014	28	1,244,320	(30,410)

	Total Natural Gas					(167,369)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2014	43	5,269,727	25,871

	Total Energy					547,190

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2014	88	3,852,200	122,650
	LME Primary Aluminum Futures Contract	Long	May 2014	87	3,845,944	19,575
	LME Primary Aluminum Futures Contract	Short	May 2014	(4)	(176,825)	(1,750)

	Total Aluminum					140,475

	Copper
	CEC Copper Futures Contract	Long	May 2014	38	2,874,225	(214,950)
	CEC Copper Futures Contract	Long	July 2014	8	604,400	(45,700)
	LME Copper Futures Contract	Long	April 2014	43	7,150,900	(438,600)
	LME Copper Futures Contract	Long	May 2014	21	3,493,613	(278,513)

	Total Copper					(977,763)

	Nickel
	LME Nickel Futures Contract	Long	April 2014	25	2,380,500	295,950
	LME Nickel Futures Contract	Long	May 2014	8	762,768	70,224
	LME Nickel Futures Contract	Short	April 2014	(1)	(95,220)	(6,942)

	Total Nickel					359,232

	Zinc
	LME Zinc Futures Contract	Long	April 2014	46	2,267,512	2,300
	LME Zinc Futures Contract	Short	April 2014	(1)	(49,294)	2,706

	Total Zinc					5,006

	Lead
	LME Lead Futures Contract	Long	April 2014	28	1,433,250	(47,250)
	LME Lead Futures Contract	Long	May 2014	2	102,950	763

	Total Lead					(46,487)

	Total Industrial Metals					(519,537)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	May 2014	343	8,609,300	741,475

	Soybean
	CBOT Soybean Futures Contract	Long	May 2014	134	9,808,800	777,488
	CBOT Soybean Futures Contract	Long	July 2014	19	1,358,025	45,900

	Total Soybean					823,388

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculturals	Wheat
(continued)	CBOT Wheat Futures Contract	Long	May 2014	105	$3,660,563	$548,712
	KCBT Wheat Futures Contract	Long	May 2014	88	3,361,600	480,163
	KCBT Wheat Futures Contract	Long	July 2014	8	306,100	25,200

	Total Wheat					1,054,075

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2014	67	3,211,310	250,184
	CBOT Soybean Meal Futures Contract	Long	July 2014	28	1,298,080	58,970

	Total Soybean Meal					309,154

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2014	78	1,891,656	22,476
	CBOT Soybean Oil Futures Contract	Long	July 2014	21	511,938	(15,192)

	Total Soybean Oil					7,284

	Total Agriculturals					2,935,376

Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2014	132	16,946,160	(159,720)

	Silver
	CEC Silver Futures Contract	Long	May 2014	48	4,740,480	(452,160)

	Platinum
	NYMEX Platinum Futures Contract	Long	July 2014	18	1,278,720	(55,185)

	Palladium
	NYMEX Palladium Futures Contract	Long	June 2014	9	699,390	52,965

	Total Precious Metals					(614,100)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	May 2014	40	1,870,400	103,305
	ICE Cotton Futures Contract	Long	July 2014	9	420,975	18,640

	Total Cotton					121,945

	Sugar
	ICE Sugar Futures Contract	Long	May 2014	187	3,721,749	244,240

	Coffee
	ICE Coffee C Futures Contract	Long	May 2014	24	1,601,100	312,300
	ICE Coffee C Futures Contract	Long	July 2014	1	67,500	3,038
	LIFFE Coffee Robusta Futures Contract	Long	May 2014	66	1,382,040	156,105

	Total Coffee					471,443

	Cocoa
	ICE Cocoa Futures Contract	Long	May 2014	30	886,500	12,800

	Total Foods and Fibers					850,428

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2014	97	$5,658,980	$211,620
	CME Live Cattle Futures Contract	Long	June 2014	59	3,245,000	47,271

	Total Live Cattle					258,891

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	April 2014	21	1,058,400	263,826
	CME Lean Hogs Futures Contract	Long	June 2014	58	2,950,460	(101,860)

	Total Lean Hogs					161,966

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2014	21	1,867,425	5,013
	CME Feeder Cattle Futures Contract	Long	August 2014	3	269,100	(2,213)

	Total Feeder Cattle					2,800

	Total Livestock					423,657

	Total Futures Contracts outstanding			2,822	$170,746,184	$3,623,014

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	June 2014	(75)	$114.5	$(30,750)
	NYMEX Crude Oil Futures Options	April 2014	(86)	103.5	(61,920)

	Total Crude Oil				(92,670)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	April 2014	(35)	3.1	(8,232)

	Natural Gas
	NYMEX Natural Gas Futures Options	April 2014	(65)	4,850.0	(13,000)
	NYMEX Natural Gas Futures Options	April 2014	(74)	4,650.0	(33,300)

	Total Natural Gas				(46,300)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2014	(21)	30,700.0	(9,349)

	Total Energy				(156,551)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options (4)	April 2014	(85)	$1,800.0	$(489)

	Copper
	LME Copper Futures Options (4)	April 2014	(43)	7,450.0	—

	Nickel
	LME Nickel Futures Options (4)	April 2014	(16)	15,000.0	(83,525)

	Zinc
	LME Zinc Futures Options (4)	April 2014	(23)	2,075.0	—

	Lead
	LME Lead Futures Options (4)	April 2014	(14)	2,250.0	—
	LME Lead Futures Options (4)	May 2014	(1)	2,175.0	(262)

	Total Lead				(262)

	Total Industrial Metals				(84,276)

Agriculturals	Corn
	CBOT Corn Futures Options	April 2014	(171)	480.0	(236,194)

	Soybean
	CBOT Soybean Futures Options	April 2014	(77)	1,420.0	(221,856)

	Wheat
	CBOT Wheat Futures Options	April 2014	(48)	715.0	(127,500)
	CBOT Wheat Futures Options	April 2014	(50)	640.0	(150,937)
	CBOT Wheat Futures Options	April 2014	(3)	750.0	(656)

	Total Wheat				(279,093)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2014	(47)	500.0	(25,850)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2014	(50)	425.0	(6,300)

	Total Agriculturals				(769,293)

Precious Metals	Gold
	CEC Gold Futures Options	May 2014	(66)	1,405.0	(26,400)

	Silver
	CEC Silver Futures Options	April 2014	(24)	2,400.0	(2,040)

	Total Precious Metals				(28,440)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Foods and Fibers	Cotton
	ICE Cotton Futures Options	April 2014	(25)	$95.0	$(15,875)

	Sugar
	ICE Sugar Futures Options	April 2014	(94)	17.5	(53,693)

	Coffee
	ICE Coffee C Futures Options	April 2014	(7)	150.0	(73,789)
	ICE Coffee C Futures Options	April 2014	(15)	147.5	(171,900)
	ICE Coffee C Futures Options	June 2014	(1)	200.0	(2,902)

	Total Coffee				(248,591)

	Cocoa
	ICE Cocoa Futures Options	April 2014	(15)	3,150.0	(150)

	Total Foods and Fibers				(318,309)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2014	(95)	145.0	(43,700)

	Lean Hogs
	CME Lean Hogs Futures Options	April 2014	(19)	99.0	(205,200)
	CME Lean Hogs Futures Options	June 2014	(20)	148.0	(2,200)

	Total Lean Hogs				(207,400)

	Total Livestock				(251,100)

	Total Call Options Written outstanding (premiums received $662,322)		(1,365)		$(1,607,969)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2014

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions.
(4)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Short-term investments, at value (cost $146,569,610 and $141,217,188, respectively)	$146,588,463	$141,238,384
Deposits with brokers	23,909,571	25,753,763
Unrealized appreciation on futures contracts	5,656,538	3,905,844
Other assets	11,300	—

Total assets	$176,165,872	$170,897,991

LIABILITIES
Call options written, at value (premiums received $662,322 and $777,236, respectively)	$1,607,969	$1,029,767
Unrealized depreciation on futures contracts	2,033,524	2,026,830
Payable for:
Distributions	1,196,902	—
Shares repurchased	—	151,538
Accrued expenses:
Management fees	182,235	178,826
Independent Committee fees	25,984	12,935
Other	284,339	351,411

Total liabilities	5,330,953	3,751,307

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,206,940 shares issued and outstanding at March 31, 2014 and December 31, 2013	219,648,412	219,648,412
Accumulated undistributed earnings (deficit)	(48,813,493)	(52,501,728)

Total shareholders’ capital (Net assets)	170,834,919	167,146,684

Total liabilities and shareholders’ capital	$176,165,872	$170,897,991

Net assets	$170,834,919	$167,146,684

Shares outstanding	9,206,940	9,206,940

Net asset value per share outstanding (net assets divided by shares outstanding)	$18.56	$18.15

Market value per share outstanding	$15.88	$15.17

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest	$37,292	$60,660

Total Investment Income	37,292	60,660

Expenses:
Management fees	521,250	604,401
Brokerage commissions	30,049	35,621
Custodian fees and expenses	23,295	26,728
Independent Committee fees and expenses	13,048	13,648
Professional fees	124,439	103,352
Shareholder reporting expenses	32,806	16,461
Other expenses	6,252	10,062

Total expenses	751,139	810,273

Net investment income (loss)	(713,847)	(749,613)

Net realized gain (loss) from:
Short-term investments	17	295
Futures contracts	5,942,505	(4,348,807)
Call options written	1,001,725	1,320,851
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(2,343)	2,005
Futures contracts	1,744,000	730,851
Call options written	(693,116)	(135,687)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	7,992,788	(2,430,492)

Net income (loss)	$7,278,941	$(3,180,105)

Net income (loss) per weighted-average share	$.79	$(.34)
Weighted-average shares outstanding	9,206,940	9,219,240

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2014 (Unaudited) and the Year Ended December 31, 2013

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Shareholders’ capital—beginning of period	$167,146,684	$197,141,908
Repurchase of shares	—	(186,659)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(713,847)	(3,055,568)
Net realized gain (loss) from:
Short-term investments	17	3,618
Futures contracts	5,942,505	(21,217,789)
Call options written	1,001,725	4,711,122
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(2,343)	(9,983)
Futures contracts	1,744,000	5,662,047
Call options written	(693,116)	(690,565)

Net income (loss)	7,278,941	(14,597,118)

Distributions to shareholders	(3,590,706)	(15,211,447)

Shareholders’ capital—end of period	$170,834,919	$167,146,684

Shares—beginning of period	9,206,940	9,219,240
Repurchase of shares	—	(12,300)

Shares—end of period	9,206,940	9,206,940

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$7,278,941	$(3,180,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(216,883,111)	(56,993,500)
Proceeds from sales and maturities of short-term investments	211,567,999	66,390,527
Premiums received for call options written	1,358,642	1,195,148
Cash paid for call options written	(471,831)	(182,109)
Amortization (Accretion)	(37,293)	(60,642)
(Increase) Decrease in:
Deposits with brokers	1,844,192	(502,525)
Receivable for investments sold	—	(1,998,979)
Other assets	(11,300)	(1,016)
Increase (Decrease) in:
Accrued management fees	3,409	(7,571)
Accrued Independent Committee fees	13,049	(7,017)
Accrued other expenses	(67,072)	(60,316)
Net realized (gain) loss from:
Short-term investments	(17)	(295)
Call options written	(1,001,725)	(1,320,851)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	2,343	(2,005)
Futures contracts	(1,744,000)	(730,851)
Call options written	693,116	135,687

Net cash provided by (used in) operating activities	2,545,342	2,673,580

Cash flows from financing activities:
Cash paid for shares repurchased	(151,538)	—
Cash distributions paid to shareholders	(2,393,804)	(2,673,580)

Net cash provided by (used in) financing activities	(2,545,342)	(2,673,580)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2014

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

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-adviser”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading adviser and commodity pool operator, is a member of the NFA and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-adviser”), to manage the Fund’s collateral invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. Risk-adjusted total return refers to the income and capital appreciation generated by a portfolio (the combination of which equals its total return) per unit of risk taken, with such risk measured by the volatility of the portfolio’s total returns over a specific period of time. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures, forward and options contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund’s investment strategy has three principal elements:

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

March 31, 2014

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

March 31, 2014

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

The average number of futures contracts outstanding during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Average number of futures contracts outstanding*	2,846	3,076

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2014 and the fiscal year ended December 31, 2013, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written were as follows:

	Three Months Ended March 31, 2014		Year Ended December 31, 2013
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,377	$777,236	1,537	$974,047
Options written	2,106	1,358,642	10,128	5,116,574
Options terminated in closing purchase transactions	(1,031)	(614,174)	(5,455)	(2,788,807)
Options expired	(740)	(632,962)	(3,897)	(2,058,351)
Options exercised	(347)	(226,420)	(936)	(466,227)

Outstanding, end of the period	1,365	$662,322	1,377	$777,236

The average number of call options written outstanding during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Average number of call options written outstanding*	1,371	1,452

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

March 31, 2014

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of March 31, 2014 and December 31, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of March 31, 2014 and December 31, 2013, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	March 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$2,629,480	$(2,629,480)	$—

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,575,280	$(1,575,280)	$—

*	As of March 31, 2014 and December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments for details on the repurchase agreements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

Collateral Investments

Currently, approximately 15% of the Fund’s net assets are committed to secure the Fund’s futures contract positions. These assets are placed in a commodity futures account maintained by the Fund’s clearing broker, and are held in high-quality instruments permitted under CFTC regulations.

The Fund’s remaining assets are held in a separate collateral investment account managed by the Collateral Sub-adviser. The Fund’s assets held in the separate collateral account are invested in cash equivalents, U.S. government securities and other high-quality short-term debt securities with final terms not exceeding one year at the time of investment. The collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one nationally recognized statistical rating organization, or if unrated, judged by the Collateral Sub-adviser to be of comparable quality.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$143,958,983	$—	$143,958,983
Repurchase Agreements	—	2,629,480	—	2,629,480
Investments in Derivatives:
Futures Contracts*	3,623,014	—	—	3,623,014
Call Options Written**	(1,523,693)	(84,276)	—	(1,607,969)

Total	$2,099,321	$146,504,187	$—	$148,603,508

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$139,663,104	$—	$139,663,104
Repurchase Agreements	—	1,575,280	—	1,575,280
Investments in Derivatives:
Futures Contracts	1,879,014	—	—	1,879,014
Call Options Written	(779,835)	(249,932)	—	(1,029,767)

Total	$1,099,179	$140,988,452	$—	$142,087,631

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.
**	Refer to the Schedule of Investments for a breakdown of call options written classified as Level 2, which is comprised of the Fund’s call options written on the LME.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2014 and December 31, 2013, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

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

The following tables present the fair value of all derivative instruments held by the Fund as of March 31, 2014 and December 31, 2013, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		March 31, 2014 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$5,656,538	Unrealized depreciation on futures contracts	$2,033,524
Commodity	Options	—	—	Call options written, at value	1,607,969
Total			$5,656,538		$3,641,493

		December 31, 2013 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,905,844	Unrealized depreciation on futures contracts	$2,026,830
Commodity	Options	—	—	Call options written, at value	1,029,767
Total			$3,905,844		$3,056,597

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

3. Derivative Instruments and Hedging Activities (Continued)

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the three months ended March 31, 2014 and March 31, 2013, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net realized gain (loss) from:
Futures contracts	$5,942,505	$(4,348,807)
Call options written	1,001,725	1,320,851
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$1,744,000	$730,851
Call options written	(693,116)	(135,687)

4. Related Parties

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are considered to be related parties to the Fund.

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

“Average daily net assets” represents the total assets of the Fund, minus the sum of its total liabilities.

The Manager and the Fund have entered into sub-advisory agreements with the Commodity Sub-adviser and the Collateral Sub-adviser. Both the Commodity Sub-adviser and Collateral Sub-adviser are compensated for their services to the Fund from the management fees paid to the Manager, and the Fund does not reimburse the Manager for those fees.

5. Share Repurchase Program

On December 21, 2011, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion.

On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions at the Manager’s discretion.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

5. Share Repurchase Program (Continued)

Transactions in share repurchases during the three months ended March 31, 2014 and the fiscal year ended December 31, 2013, were as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Shares repurchased	—	12,300

Weighted average price per share repurchased	—	$15.16

Weighted average discount per share repurchased	—	17.10%

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2014 and March 31, 2013. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Asset Value:
Net asset value per share—beginning of period	$18.15	$21.38
Net investment income (loss)	(.08)	(.08)
Net realized and unrealized gain (loss)	.88	(.26)
Distributions	(.39)	(.44)
Discount from shares repurchased	—	—

Net asset value per share—end of period	$18.56	$20.60

Market Value:
Market value per share—beginning of period	$15.17	$19.97

Market value per share—end of period	$15.88	$20.75

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.71)%	(1.55)%

Expenses	1.80%	1.68%

Total Returns:(b)
Based on Net Asset Value	4.44%	(1.64)%

Based on Market Value	7.27%	6.08%

(a)	Annualized.
(b)

Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2014

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

7. New Accounting Pronouncement

Financial Accounting Standards Board (“FASB”) Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. ASU 2013-08 is effective for fiscal years beginning on or after December 15, 2013. The Fund has adopted ASU 2013-08 for its fiscal year end December 31, 2014 as it follows the investment company reporting requirements under U.S. GAAP and therefore follows the accounting and reporting guidance under Topic 946. The adoption of ASU 2013-08 did not have an impact on the Fund’s financial statements or footnote disclosures.

8. Subsequent Events

Other Events

On April 14, 2014, TIAA-CREF, a national financial services organization, announced that it had entered into an agreement (the “Purchase Agreement”) to acquire Nuveen Investments, Inc., the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser, from an investor group majority-led by Madison Dearborn Partners, LLC, a private equity firm based in Chicago, IL. The transaction is expected to be completed by the end of the year, subject to customary closing conditions, including obtaining necessary client consents sufficient to satisfy the terms of the Purchase Agreement and obtaining customary regulatory approvals. There can be no assurance that the transaction described above will be consummated as contemplated or that necessary conditions will be satisfied.

The transaction is not expected to result in any change in the management of the Fund or in the Fund’s investment objectives or policies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to Nuveen Commodities Asset Management, LLC (“NCAM” or the “Manager”, Gresham Investment Management LLC and its Near Term Active division (such division referred to herein as “Gresham” or the “Commodity Sub-adviser”) and Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-adviser”) and are subject to a number of risks, uncertainties and other factors, both known and unknown, that could cause the actual results, performance, prospects or opportunities of the Nuveen Diversified Commodity Fund (the “Fund”) to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and commenced operations on September 27, 2010, with its public offering. The shares of the Fund trade on the NYSE MKT under the ticker symbol “CFD”. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) when evaluating the performance of the commodity futures, forwards, and options positions (the “commodity portfolio”) in the Fund’s portfolio.

Results of Operations

The Quarter Ended March 31, 2014—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $15.88 on the close of business on March 31, 2014. This represents an increase of 4.68% in share price (not including an assumed reinvestment of distributions) from the $15.17 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the quarter were $16.46 (February 25, 2014) and $14.93 (January 10, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.390 per share to shareholders, of which $0.130 was paid on April 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 7.27%. At March 31, 2014, shares of the Fund traded at a 14.44% discount to the Fund’s net asset value of $18.56.

The Quarter Ended March 31, 2014—Net Assets of the Fund

The Fund’s net assets increased from $167.1 million at December 31, 2013, to $170.8 million at March 31, 2014, an increase of $3.7 million. The increase in the Fund’s net assets was due to $6.9 million in net realized gains and $1.1 million in net unrealized appreciation on the Fund’s portfolio during the quarter, a net investment loss of $0.7 million, and $3.6 million of distributions to shareholders.

During the quarter ended March 31, 2014, the Fund’s collateral investments generated interest income of $37,292, which represents 0.02% of average net assets for the quarter ended March 31, 2014.

The net asset value per share on March 31, 2014, was $18.56. This represents an increase of 2.26% in net asset value (not including an assumed reinvestment of distributions) from the $18.15 net asset value as of December 31, 2013. The Fund declared distributions totaling $0.390 per share during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 4.44% for the quarter ended March 31, 2014.

The Fund generated a net income of $7.3 million for the quarter ended March 31, 2014, resulting from expenses of $0.7 million, net realized gains of $6.9 million, and net unrealized appreciation of $1.1 million.

The Quarter Ended March 31, 2014—Overall Commodity Market Commentary

The broad commodity market rose 7.0% in the first quarter, as measured by the DJ-UBSCI. Foods and fibers led the positive performance, followed by livestock and agriculture. Precious metals and energy had modest gains, while industrial metals was the weakest performer, posting a loss for the quarter.

Energy commodities represented 30.7% of the DJ-UBSCI at the end of the period, and were its most significant commodity group by weight. The group rose 4.2% for the period, led by natural gas. Demand for residential heating remained high as a polar vortex kept most of the United States in colder than usual temperatures during the period. Crude oil had a small gain overall, with less volatility than in the fourth quarter of 2013. West Texas Intermediate (WTI) was up, but Brent crude fell slightly on fear of supply disruptions amid geopolitical tensions.

Agricultural commodities, as grouped by Gresham, made up 24.6% of the DJ-UBSCI at the end of the period. All agriculture commodities were up for the period, resulting in a 14.8% gain for the group overall. The U.S. Department of Agriculture forecasted lower plantings and strong export sales of corn, bolstering corn prices. Wheat prices increased on concerns about damage to the winter crops from cold, dry weather in the United States. Wheat supplies were also threatened by shipping delays in Canada, reduced exports from South America, and the crisis in Ukraine (the sixth largest wheat exporter).

The commodities in foods and fibers, as grouped by Gresham, made up a combined 9.0% of the DJ-UBSCI at the end of the period. The group rose 21.3%, with all foods and fibers commodities advancing during the quarter. Coffee was the best performer in both the group and the DJ-UBSCI overall, posting a 58.2% return. Concerns about scorched crops amid record heat and drought in Brazil boosted coffee and sugar prices.

The industrial metals comprised 15.0% of the DJ-UBSCI at the end of the period and were the weakest performing group, down 4.6% for the period. Nickel led performance in the sector, rallying in January on news of a mineral ore export ban by Indonesia, which supplies nearly 20% of the world’s nickel, and again in March on speculation of supply disruptions from Russia. Copper, however, was the worst performer in the industrial metals group and the DJ-UBSCI as a whole. Copper prices fell to a 44-month low late in the first quarter when China’s first domestic corporate bond default sparked fears that credit tightening would shutter copper demand.

Precious metals commodities represented 15.1% of the DJ-UBSCI at the end of the period. The group rose 5.4% for the period. Gold and silver were up, as were platinum and palladium (neither of which are represented in the DJ-UBSCI but are traded in the Fund). At the beginning of the year, gold was trading near $1,200, a psychologically important level to technical analysts who believed it was signaling a change in the price trend. This contributed to gold’s rally during the first quarter. In addition, investors fled emerging market currencies for perceived safe-haven assets, the U.S. Federal Reserve maintained “stimulus friendly” comments, and physical gold continued to be in demand from Asia and the Middle East, all of which supported gold prices.

Livestock is the smallest group, comprising 5.7% of the DJ-UBSCI at the end of the period. Both live cattle and lean hogs performed well during the first quarter, contributing to the livestock group’s 16.4% return. Prices for both contracts were affected by supply issues: lean hogs continued to suffer from a highly infectious virus, and weight gain, slaughter, and feed costs for live cattle were all adversely affected by the harsh winter. Feeder cattle, which the Fund includes but the DJ-UBSCI doesn’t, posted a small gain as well.

The Quarter Ended March 31, 2014—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned 4.8% for the three-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund underperformed the DJ-UBSCI, which returned 7.0% for the same period. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes reinvestment of the Fund’s distributions to shareholders, was 4.44%.

The Fund writes–that is, sells–covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham sells exchange-traded commodity call options on up to approximately 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return. During the quarter, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity hurt performance in the period. Call options written on coffee, natural gas, lean hogs and live cattle expired in the money, limiting the Fund’s full participation in these contracts’ gains. However, premium retention on other call options did help reduce the Fund’s volatility versus the DJ-UBSCI, as measured by the standard deviation of return.

The Fund outperformed the DJ-UBSCI in precious metals, but underperformed in all other commodity groups. Below is a discussion of each of the commodity groups and the factors that contributed to the performance.

In the energy group, the Fund advanced 3.0%, while the DJ-UBSCI rose 4.2% for the period. As natural gas prices rallied, the Fund’s underweight detracted from performance relative to the Index, as did options positions in natural gas. A larger weighting in Brent crude also hurt the Fund’s relative returns, as Brent finished the quarter slightly lower.

The Fund’s agriculture position gained 14.2%, slightly below the DJ-UBSCI’s 14.8% return. The Fund’s lower weighting in corn relative to the DJ-UBSCI dampened relative performance. The Fund’s wheat position also detracted on a weighted basis, as losses from an underweight in Chicago Board of Trade (CBOT) wheat offset a small gain from an overweight in Kansas City wheat.

The Fund’s foods and fibers position appreciated 11.8% versus the DJ-UBSCI’s 21.4% rise. Relative underperformance was driven by the Fund’s smaller exposure to Arabica coffee and in-the-money call options that were exercised during the period.

In industrial metals, the Fund’s position declined 4.1% and the DJ-UBSCI’s fell 4.6% during the period. Weighting differences in copper drove the Fund’s relative underperformance, as the Fund’s higher weight was disadvantageous in a sinking market.

The Fund’s precious metals group advanced 6.1%, beating the DJ-UBSCI’s 5.4% gain. The Fund benefited from collecting option premiums on contracts that expired without being exercised.

The livestock group appreciated 9.6% for the Fund and 16.4% for the DJ-UBSCI. The Fund’s underperformance was primarily driven by lean hog and live cattle call options that went in the money when prices for both contracts rallied. However, on a weighted basis, the Fund’s live cattle position only slightly detracted from relative performance as an overweight was beneficial to relative performance.

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

The Fund employs a strategy of writing covered options on commodities futures positions in the portfolio, with the goal of limiting the volatility of the Fund’s return and providing cash flow for the Fund’s distributions. Over the period, the commodity call option component of the Fund’s portfolio was generally successful, as it served to limit volatility while allowing the Fund to participate meaningfully in the upside appreciation of certain underlying commodity futures contracts. The Commodity Sub-adviser utilizes a quantitative strategy to determine the strike prices of the call options it writes (sells) at various levels out of the money. Typically, the further out of the money a written call option’s strike price is, the more upside potential remains for the underlying futures contract, although this potential can be offset by a smaller premium being received for selling the option.

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

Fund Total Returns

The following table presents selected total returns for the Fund as of March 31, 2014. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Total Returns as of March 31, 2014
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	7.27%	-15.71%	-4.67%
Net Asset Value	4.44%	-1.86%	0.45%

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

Because the Fund’s investment performance since its inception has not been sufficient to cover the distributions made, the Fund has effectively been drawing upon its assets to meet payments prescribed by its distribution policy. The Fund also has paid fees and expenses that have also been drawn from the Fund’s assets.

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

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of March 31, 2014. The March 31, 2014 composition serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	19.73%	14.64%
	Heating Oil	4.95%	3.45%
	Natural Gas	7.15%	9.00%
	Unleaded Gas	3.09%	3.65%

		34.92%	30.74%

Industrial Metals	Aluminum	4.40%	4.38%
	Copper	8.27%	6.29%
	Nickel	1.79%	2.25%
	Zinc	1.30%	2.08%
	Lead	0.90%	0.00%

		16.66%	15.00%

Agriculturals	Corn	5.04%	7.88%
	Soybean	6.54%	6.07%
	Wheat	4.29%	4.94%
	Soybean Meal	2.64%	2.88%
	Soybean Oil	1.41%	2.81%

		19.92%	24.58%

Precious Metals	Gold	9.92%	11.20%
	Silver	2.78%	3.85%
	Platinum	0.75%	0.00%
	Palladium	0.41%	0.00%

		13.86%	15.05%

Foods and Fibers	Cotton	1.34%	1.62%
	Sugar	2.18%	4.07%
	Coffee	1.79%	3.28%
	Cocoa	0.52%	0.00%

		5.83%	8.97%

Livestock	Live Cattle	5.21%	3.07%
	Lean Hogs	2.35%	2.59%
	Feeder Cattle	1.25%	0.00%

		8.81%	5.66%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options does not require a significant outlay of capital. The Fund currently expects to post approximately 15% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. On March 6, 2014 the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the three months ended March 31, 2014.

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

The Fund attempts to minimize market risks, and the Commodity Sub-adviser attempts to minimize credit risks, by abiding by various investment limitations and policies, which include limiting margin accounts, investing only in liquid markets and permitting the use of stop-loss orders. The Commodity Sub-adviser implements procedures which include, but are not limited to:

•	Employing the options strategy to limit directional risk (although there is no guarantee that the Fund’s options strategy will be successful);

•	Executing and clearing trades only with counterparties the Commodity Sub-adviser believes are creditworthy;

•	Limiting the amount of margin or premium required for any one commodity contract or all commodity contracts combined; and

•	Generally limiting transactions to contracts which are traded in sufficient volume to permit the efficient taking and liquidating of positions.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Collateral Sub-adviser, the Commodity Sub-adviser, the custodian, the transfer agent, the commodity broker and, to the extent that the Fund enters into OTC transactions, dealers. Management fee payments made to the Manager are calculated as a fixed percentage of the Fund’s net assets. The custodian fee is primarily based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the Fund’s total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract or round-turn basis, and payments to forward contract dealers are usually based on a fee or percentage of the notional value of the contract. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

•

Realized gains (losses) on closed positions and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Operations during the period in which the contract is closed or the changes occur, respectively.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of March 31, 2014. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of March 31, 2014, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2014	32	$107.7600	1,000	$3,448,320
	ICE Brent Crude Oil Futures Contract	Long	June 2014	79	107.6500	1,000	8,504,350
	ICE Brent Crude Oil Futures Contract	Long	July 2014	40	107.4000	1,000	4,296,000
	NYMEX Crude Oil Futures Contract	Long	May 2014	145	101.5800	1,000	14,729,100
	NYMEX Crude Oil Futures Contract	Long	July 2014	27	99.9000	1,000	2,697,300
	Heating Oil
	ICE Gas Oil Futures Contract	Long	May 2014	23	895.0000	100	2,058,500
	NYMEX NY Harbor ULSD Futures Contract	Long	May 2014	52	2.9298	42,000	6,398,683
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2014	251	4.3710	10,000	10,971,210
	NYMEX Natural Gas Futures Contract	Long	July 2014	28	4.4440	10,000	1,244,320
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2014	43	2.9179	42,000	5,269,727

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2014	88	1,751.0000	25	3,852,200
	LME Primary Aluminum Futures Contract	Long	May 2014	87	1,768.2500	25	3,845,944
	LME Primary Aluminum Futures Contract	Short	May 2014	(4)	1,768.2500	25	(176,825)
	Copper
	CEC Copper Futures Contract	Long	May 2014	38	3.0255	25,000	2,874,225
	CEC Copper Futures Contract	Long	July 2014	8	3.0220	25,000	604,400
	LME Copper Futures Contract	Long	April 2014	43	6,652.0000	25	7,150,900
	LME Copper Futures Contract	Long	May 2014	21	6,654.5000	25	3,493,613
	Nickel
	LME Nickel Futures Contract	Long	April 2014	25	15,870.0000	6	2,380,500
	LME Nickel Futures Contract	Long	May 2014	8	15,891.0000	6	762,768
	LME Nickel Futures Contract	Short	April 2014	(1)	15,870.0000	6	(95,220)
	Zinc
	LME Zinc Futures Contract	Long	April 2014	46	1,971.7500	25	2,267,512
	LME Zinc Futures Contract	Short	April 2014	(1)	1,971.7500	25	(49,294)
	Lead
	LME Lead Futures Contract	Long	April 2014	28	2,047.5000	25	1,433,250
	LME Lead Futures Contract	Long	May 2014	2	2,059.0000	25	102,950

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	May 2014	343	5.0200	5,000	8,609,300
	Soybean
	CBOT Soybean Futures Contract	Long	May 2014	134	14.6400	5,000	9,808,800
	CBOT Soybean Futures Contract	Long	July 2014	19	14.2950	5,000	1,358,025
	Wheat
	CBOT Wheat Futures Contract	Long	May 2014	105	6.9725	5,000	3,660,563
	KCBT Wheat Futures Contract	Long	May 2014	88	7.6400	5,000	3,361,600
	KCBT Wheat Futures Contract	Long	July 2014	8	7.6525	5,000	306,100

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2014	67	$479.3000	100	$3,211,310
	CBOT Soybean Meal Futures Contract	Long	July 2014	28	463.6000	100	1,298,080
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2014	78	0.4042	60,000	1,891,656
	CBOT Soybean Oil Futures Contract	Long	July 2014	21	0.4063	60,000	511,938

Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2014	132	1,283.8000	100	16,946,160
	Silver
	CEC Silver Futures Contract	Long	May 2014	48	19.7520	5,000	4,740,480
	Platinum
	NYMEX Platinum Futures Contract	Long	July 2014	18	1,420.8000	50	1,278,720
	Palladium
	NYMEX Palladium Futures Contract	Long	June 2014	9	777.1000	100	699,390

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	May 2014	40	0.9352	50,000	1,870,400
	ICE Cotton Futures Contract	Long	July 2014	9	0.9355	50,000	420,975
	Sugar
	ICE Sugar Futures Contract	Long	May 2014	187	0.1777	112,000	3,721,749
	Coffee
	ICE Coffee C Futures Contract	Long	May 2014	24	1.7790	37,500	1,601,100
	ICE Coffee C Futures Contract	Long	July 2014	1	1.8000	37,500	67,500
	LIFFE Coffee Robusta Futures Contract	Long	May 2014	66	2,094.0000	10	1,382,040
	Cocoa
	ICE Cocoa Futures Contract	Long	May 2014	30	2,955.0000	10	886,500

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2014	97	1.4585	40,000	5,658,980
	CME Live Cattle Futures Contract	Long	June 2014	59	1.3750	40,000	3,245,000
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	April 2014	21	1.2600	40,000	1,058,400
	CME Lean Hogs Futures Contract	Long	June 2014	58	1.2718	40,000	2,950,460
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2014	21	1.7785	50,000	1,867,425
	CME Feeder Cattle Futures Contract	Long	August 2014	3	1.7940	50,000	269,100

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	June 2014	(75)	$114.5	$(30,750)
	NYMEX Crude Oil Futures Options	April 2014	(86)	103.5	(61,920)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	April 2014	(35)	3.1	(8,232)
	Natural Gas
	NYMEX Natural Gas Futures Options	April 2014	(65)	4,850.0	(13,000)
	NYMEX Natural Gas Futures Options	April 2014	(74)	4,650.0	(33,300)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2014	(21)	30,700.0	(9,349)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	April 2014	(85)	1,800.0	(489)
	Copper
	LME Copper Futures Options	April 2014	(43)	7,450.0	—
	Nickel
	LME Nickel Futures Options	April 2014	(16)	15,000.0	(83,525)

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

	Zinc
	LME Zinc Futures Options	April 2014	(23)	$2,075.0	$—
	Lead
	LME Lead Futures Options	April 2014	(14)	2,250.0	—
	LME Lead Futures Options	May 2014	(1)	2,175.0	(262)

Agriculturals	Corn
	CBOT Corn Futures Options	April 2014	(171)	480.0	(236,194)
	Soybean
	CBOT Soybean Futures Options	April 2014	(77)	1,420.0	(221,856)
	Wheat
	CBOT Wheat Futures Options	April 2014	(48)	715.0	(127,500)
	CBOT Wheat Futures Options	April 2014	(50)	640.0	(150,937)
	CBOT Wheat Futures Options	April 2014	(3)	750.0	(656)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2014	(47)	500.0	(25,850)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2014	(50)	425.0	(6,300)

Precious Metals	Gold
	CEC Gold Futures Options	May 2014	(66)	1,405.0	(26,400)
	Silver
	CEC Silver Futures Options	April 2014	(24)	2,400.0	(2,040)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	April 2014	(25)	95.0	(15,875)
	Sugar
	ICE Sugar Futures Options	April 2014	(94)	17.5	(53,693)
	Coffee
	ICE Coffee C Futures Options	April 2014	(7)	150.0	(73,789)
	ICE Coffee C Futures Options	April 2014	(15)	147.5	(171,900)
	ICE Coffee C Futures Options	June 2014	(1)	200.0	(2,902)
	Cocoa
	ICE Cocoa Futures Options	April 2014	(15)	3,150.0	(150)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2014	(95)	145.0	(43,700)
	Lean Hogs
	CME Lean Hogs Futures Options	April 2014	(19)	99.0	(205,200)
	CME Lean Hogs Futures Options	June 2014	(20)	148.0	(2,200)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2014, the Fund held U.S. Treasury bills worth $143,958,983 with a total par value of $144,000,000 and a repurchase agreement worth $2,629,480.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2013 and Part II—Item 1A. Risk Factors in the Fund’s subsequent quarterly reports on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”)) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

There have been no changes to the Risk Factors since last reported on Part I, Item 1A of the Fund’s annual report on Form 10-K dated December 31, 2013, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the three month period ended on March 31, 2014.

c) On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Share repurchases during the fiscal year to date period ended March 31, 2014 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/14 to 1/31/14	—	$ —	Approximately 920,000
2/1/14 to 2/28/14	—	$ —	Approximately 920,000
3/1/14 to 3/31/14	—	$ —	Approximately 920,000

A cumulative total of 60,100 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 8, 2014.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) May 8, 2014

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) May 8, 2014