Form 10-Q
period 2014-06-30
Nuveen Diversified Commodity Fund
filed 2014-08-07
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, the registrant had 9,206,940 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Schedule of Investments at June 30, 2014 (Unaudited)	3

	Statements of Financial Condition at June 30, 2014 (Unaudited) and December 31, 2013	9

	Statements of Operations (Unaudited) for the three months ended June 30, 2014 and June 30, 2013 and for the six months ended June 30, 2014 and June 30, 2013	10

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2014 (Unaudited) and the year ended December 31, 2013	11

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and June 30, 2013	12

	Notes to Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2014

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 17,000	U.S. Treasury Bills	0.000%	7/24/14	Aaa	$16,999,813
12,000	U.S. Treasury Bills	0.000%	8/21/14	Aaa	11,999,616
8,000	U.S. Treasury Bills	0.000%	9/18/14	Aaa	7,999,648
8,500	U.S. Treasury Bills	0.000%	10/16/14	Aaa	8,498,929
9,500	U.S. Treasury Bills	0.000%	11/13/14	Aaa	9,498,214
9,500	U.S. Treasury Bills	0.000%	12/11/14	Aaa	9,497,853
5,000	U.S. Treasury Bills	0.000%	1/08/15	Aaa	4,998,875
6,000	U.S. Treasury Bills	0.000%	2/05/15	Aaa	5,998,086
10,000	U.S. Treasury Bills	0.000%	3/05/15	Aaa	9,996,050
15,000	U.S. Treasury Bills	0.000%	4/02/15	Aaa	14,993,130
18,000	U.S. Treasury Bills	0.000%	4/30/15	Aaa	17,989,776
18,700	U.S. Treasury Bills	0.000%	5/28/15	Aaa	18,684,105

$ 137,200	Total U.S. Government and Agency Obligations (cost $137,129,518)				$137,154,095

	Repurchase Agreements
$ 6,530	Repurchase Agreement with State Street Bank, dated 6/30/14, repurchase price $6,530,115, collateralized by $6,595,000 U.S. Treasury Notes, 1.500%, due 8/31/18, value $6,660,950	0.000%	7/01/14	N/A	$6,530,115

	Total Repurchase Agreements (cost $6,530,115)				6,530,115

	Total Short-Term Investments (cost $143,659,633)				$143,684,210

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2014	79	$8,876,440	$406,790
	ICE Brent Crude Oil Futures Contract	Long	September 2014	72	8,069,040	346,690
	NYMEX Crude Oil Futures Contract	Long	August 2014	87	9,167,190	(43,500)
	NYMEX Crude Oil Futures Contract	Long	September 2014	72	7,540,560	162,980

	Total Crude Oil					872,960

	Heating Oil
	ICE Gas Oil Futures Contract	Long	August 2014	23	2,113,125	(35,075)
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2014	35	4,373,691	33,000
	NYMEX NY Harbor ULSD Futures Contract	Long	September 2014	17	2,131,647	2,482

	Total Heating Oil					407

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Natural Gas
(continued)	NYMEX Natural Gas Futures Contract	Long	August 2014	145	$6,468,450	$(82,650)
	NYMEX Natural Gas Futures Contract	Long	September 2014	108	4,795,200	(49,741)
	NYMEX Natural Gas Futures Contract	Long	November 2014	20	892,800	2,204

	Total Natural Gas					(130,187)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2014	23	2,939,828	(19,047)
	NYMEX Gasoline RBOB Futures Contract	Long	September 2014	17	2,145,927	40,635
	NYMEX Gasoline RBOB Futures Contract	Long	November 2014	5	585,837	(3,738)

	Total Unleaded Gas					17,850

	Total Energy					761,030

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	July 2014	165	7,687,969	150,244
	LME Primary Aluminum Futures Contract	Long	September 2014	1	47,269	—

	Total Aluminum					150,244

	Copper
	CEC Copper Futures Contract	Long	September 2014	46	3,684,025	162,725
	LME Copper Futures Contract	Long	July 2014	64	11,257,600	467,175
	LME Copper Futures Contract	Long	September 2014	21	3,687,600	74,550
	LME Copper Futures Contract	Short	July 2014	(21)	(3,693,900)	(74,550)
	LME Copper Futures Contract	Short	September 2014	(1)	(175,600)	—

	Total Copper					629,900

	Nickel
	LME Nickel Futures Contract	Long	July 2014	32	3,644,928	41,232
	LME Nickel Futures Contract	Long	September 2014	16	1,827,552	37,920
	LME Nickel Futures Contract	Short	July 2014	(16)	(1,822,464)	(37,824)

	Total Nickel					41,328

	Zinc
	LME Zinc Futures Contract	Long	July 2014	45	2,488,781	152,156
	LME Zinc Futures Contract	Long	September 2014	22	1,221,000	17,875
	LME Zinc Futures Contract	Short	July 2014	(22)	(1,216,738)	(18,838)

	Total Zinc					151,193

	Lead
	LME Lead Futures Contract	Long	July 2014	29	1,559,113	30,850

	Total Industrial Metals					1,003,515

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	September 2014	337	$7,055,938	$(624,800)

	Soybean
	CBOT Soybean Futures Contract	Long	November 2014	159	9,200,137	(428,484)

	Wheat
	CBOT Wheat Futures Contract	Long	September 2014	118	3,407,250	(137,175)
	KCBT Wheat Futures Contract	Long	September 2014	96	3,361,200	(82,037)

	Total Wheat					(219,212)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2014	115	4,225,100	(265,340)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2014	99	2,325,510	12,006

	Total Agriculturals					(1,525,830)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2014	130	17,186,000	737,100

	Silver
	CEC Silver Futures Contract	Long	September 2014	47	4,948,160	(23,500)

	Platinum
	NYMEX Platinum Futures Contract	Long	October 2014	18	1,334,610	11,535

	Palladium
	NYMEX Palladium Futures Contract	Long	September 2014	9	758,835	19,055

	Total Precious Metals					744,190

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2014	53	1,948,015	(105,295)

	Sugar
	ICE Sugar Futures Contract	Long	October 2014	171	3,449,275	37,463

	Coffee
	ICE Coffee C Futures Contract	Long	September 2014	24	1,575,900	(12,150)
	LIFFE Coffee Robusta Futures Contract	Long	September 2014	65	1,310,400	15,310

	Total Coffee					3,160

	Cocoa
	ICE Cocoa Futures Contract	Long	September 2014	29	906,830	12,450

	Total Foods and Fibers					(52,222)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2014	134	8,044,020	440,162
	CME Live Cattle Futures Contract	Long	October 2014	24	1,470,000	46,982

	Total Live Cattle					487,144

	Lean Hogs
	CME Lean Hog Futures Contract	Long	July 2014	40	2,122,400	181,851
	CME Lean Hog Futures Contract	Long	August 2014	27	1,434,510	30,902
	CME Lean Hog Futures Contract	Long	October 2014	10	455,600	23,166

	Total Lean Hogs					235,919

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Livestock	Feeder Cattle
(continued)	CME Feeder Cattle Futures Contract	Long	August 2014	18	$1,914,975	$227,576
	CME Feeder Cattle Futures Contract	Long	September 2014	5	535,000	23,212

	Total Feeder Cattle					250,788

	Total Livestock					973,851

	Total Futures Contracts outstanding			2,812	$169,266,535	$1,904,534

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2014	(76)	$115.0	$(27,360)
	NYMEX Crude Oil Futures Options	July 2014	(80)	111.0	(8,800)

	Total Crude Oil				(36,160)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2014	(35)	3.2	(7,350)

	Natural Gas
	NYMEX Natural Gas Futures Options	July 2014	(137)	4,850.0	(42,470)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2014	(23)	32,400.0	(6,086)

	Total Energy				(92,066)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options (4)	July 2014	(83)	1,900.0	(1,618)

	Copper
	LME Copper Futures Options (4)	July 2014	(43)	7,200.0	(333)

	Nickel
	LME Nickel Futures Options (4)	July 2014	(16)	21,500.0	—

	Zinc
	LME Zinc Futures Options (4)	July 2014	(23)	2,150.0	(35,840)

	Lead
	LME Lead Futures Options (4)	July 2014	(14)	2,200.0	(151)

	Total Industrial Metals				(37,942)

Agriculturals	Corn
	CBOT Corn Futures Options	August 2014	(168)	480.0	(26,250)

	Soybean
	CBOT Soybean Futures Options	October 2014	(79)	1,400.0	(15,800)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals	Wheat
(continued)	CBOT Wheat Futures Options	August 2014	(59)	$650.0	$(7,744)
	CBOT Wheat Futures Options	August 2014	(48)	780.0	(10,200)

	Total Wheat				(17,944)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(57)	460.0	(13,395)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2014	(50)	430.0	(16,500)

	Total Agriculturals				(89,889)

Precious Metals	Gold
	CEC Gold Futures Options	July 2014	(65)	1,345.0	(58,500)

	Silver
	CEC Silver Futures Options	August 2014	(24)	2,350.0	(16,200)

	Total Precious Metals				(74,700)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2014	(26)	86.0	(5,720)

	Sugar
	ICE Sugar Futures Options	September 2014	(86)	19.0	(33,712)

	Coffee
	ICE Coffee C Futures Options	August 2014	(22)	195.0	(35,145)

	Cocoa
	ICE Cocoa Futures Options	August 2014	(15)	3,300.0	(3,450)

	Total Foods and Fibers				(78,027)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2014	(100)	148.0	(148,000)

	Lean Hogs
	CME Lean Hogs Futures Options	July 2014	(38)	130.0	(52,060)

	Total Livestock				(200,060)

	Total Call Options Written outstanding (premiums received $610,271)		(1,367)		$(572,684)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2014

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions.
(4)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Short-term investments, at value (cost $143,659,633 and $141,217,188, respectively)	$143,684,210	$141,238,384
Deposits with brokers	26,096,551	25,753,763
Unrealized appreciation on futures contracts	3,948,278	3,905,844
Other assets	7,560	—

Total assets	$173,736,599	$170,897,991

LIABILITIES
Call options written, at value (premiums received $610,271 and $777,236, respectively)	572,684	1,029,767
Unrealized depreciation on futures contracts	2,043,744	2,026,830
Payable for:
Distributions	1,196,902	—
Shares repurchased	—	151,538
Accrued expenses:
Management fees	174,647	178,826
Independent Committee fees	13,740	12,935
Other	350,543	351,411

Total liabilities	4,352,260	3,751,307

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,206,940 shares issued and outstanding at June 30, 2014 and December 31, 2013	219,648,412	219,648,412
Accumulated undistributed earnings (deficit)	(50,264,073)	(52,501,728)

Total shareholders’ capital (Net assets)	169,384,339	167,146,684

Total liabilities and shareholders’ capital	$173,736,599	$170,897,991

Net assets	$169,384,339	$167,146,684

Shares outstanding	9,206,940	9,206,940

Net asset value per share outstanding (net assets divided by shares outstanding)	$18.40	$18.15

Market value per share outstanding	$16.26	$15.17

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2014 and June 30, 2013

and the Six Months Ended June 30, 2014 and June 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest	$38,311	$56,393	$75,603	$117,053

Total Investment Income	38,311	56,393	75,603	117,053

Expenses:
Management fees	533,926	562,438	1,055,176	1,166,839
Brokerage commissions	34,823	38,390	64,872	74,011
Custodian fees and expenses	27,874	29,206	51,169	55,934
Independent Committee fees and expenses	14,545	13,476	27,593	27,124
Professional fees	128,402	134,985	252,841	238,337
Shareholder reporting expenses	43,067	34,509	75,873	50,970
Other expenses	3,411	6,834	9,663	16,896

Total expenses	786,048	819,838	1,537,187	1,630,111

Net investment income (loss)	(747,737)	(763,445)	(1,461,584)	(1,513,058)

Net realized gain (loss) from:
Short-term investments	—	984	17	1,279
Futures contracts	2,548,278	(10,843,456)	8,490,783	(15,192,263)
Call options written	1,069,107	1,129,161	2,070,832	2,450,012
Change in net unrealized appreciation (depreciation) of:
Short-term investments	5,724	(19,918)	3,381	(17,913)
Futures contracts	(1,718,480)	(4,974,150)	25,520	(4,243,299)
Call options written	983,234	198,405	290,118	62,718

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	2,887,863	(14,508,974)	10,880,651	(16,939,466)

Net income (loss)	$2,140,126	$(15,272,419)	$9,419,067	$(18,452,524)

Net income (loss) per weighted-average share	$0.23	$(1.66)	$1.02	$(2.00)
Weighted-average shares outstanding	9,206,940	9,219,240	9,206,940	9,219,240

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2014 (Unaudited) and the Year Ended December 31, 2013

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Shareholders’ capital—beginning of period	$167,146,684	$197,141,908
Repurchase of shares	—	(186,659)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,461,584)	(3,055,568)
Net realized gain (loss) from:
Short-term investments	17	3,618
Futures contracts	8,490,783	(21,217,789)
Call options written	2,070,832	4,711,122
Change in net unrealized appreciation (depreciation) of:
Short-term investments	3,381	(9,983)
Futures contracts	25,520	5,662,047
Call options written	290,118	(690,565)

Net income (loss)	9,419,067	(14,597,118)

Distributions to shareholders	(7,181,412)	(15,211,447)

Shareholders’ capital—end of period	$169,384,339	$167,146,684

Shares—beginning of period	9,206,940	9,219,240
Repurchase of shares	—	(12,300)

Shares—end of period	9,206,940	9,206,940

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$9,419,067	$(18,452,524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(95,611,987)	(76,630,987)
Proceeds from sales and maturities of U.S. government and agency obligations	98,199,997	110,995,611
Proceeds from (Purchases of) repurchase agreements, net	(4,954,835)	(32,605,116)
Premiums received for call options written	2,640,982	2,761,100
Cash paid for call options written	(737,115)	(445,977)
Amortization (Accretion)	(75,603)	(116,967)
(Increase) Decrease in:
Deposits with brokers	(342,788)	2,520,402
Receivable for interest	—	(17)
Other assets	(7,560)	(1,016)
Increase (Decrease) in:
Payable for investments purchased	—	16,983,276
Accrued management fees	(4,179)	(28,788)
Accrued Independent Committee fees	805	(6,911)
Other accrued expenses	(868)	(35,339)
Net realized (gain) loss from:
Short-term investments	(17)	(1,279)
Call options written	(2,070,832)	(2,450,012)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(3,381)	17,913
Futures contracts	(25,520)	4,243,299
Call options written	(290,118)	(62,718)

Net cash provided by (used in) operating activities	6,136,048	6,683,950

Cash flows from financing activities:
Cash paid for shares repurchased	(151,538)	—
Cash distributions paid to shareholders	(5,984,510)	(6,683,950)

Net cash provided by (used in) financing activities	(6,136,048)	(6,683,950)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2014

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

Agreement and Plan of Merger

On April 14, 2014, TIAA-CREF, a national financial services organization, announced that it had entered into an agreement (the “Purchase Agreement”) to acquire Nuveen Investments, the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser. The transaction is expected to be completed by the end of the year, subject to customary closing conditions, including obtaining necessary consents sufficient to satisfy the terms of the Purchase Agreement and obtaining customary regulatory approvals. There can be no assurance that the transaction described above will be consummated as contemplated or that necessary conditions will be satisfied.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

1. Organization (Continued)

•

An integrated program of writing commodity call options designed to enhance the risk-adjusted total return of the Fund’s commodity investments (TAP® and this options strategy are collectively referred to as TAP PLUSSM); and

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The average number of futures contracts outstanding during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Average number of futures contracts outstanding*	2,834	3,076

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2014 and the fiscal year ended December 31, 2013, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in call options written during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013 were as follows:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,377	$777,236	1,537	$974,047
Options written	4,836	2,640,982	10,128	5,116,574
Options terminated in closing purchase transactions	(2,017)	(1,032,883)	(5,455)	(2,788,807)
Options expired	(1,850)	(1,233,505)	(3,897)	(2,058,351)
Options exercised	(979)	(541,559)	(936)	(466,227)

Outstanding, end of the period	1,367	$610,271	1,377	$777,236

The average number of call options written outstanding during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Average number of call options written outstanding*	1,370	1,452

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of June 30, 2014 and December 31, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of June 30, 2014 and December 31, 2013, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	June 30, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$6,530,115	$(6,530,115)	$—

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,575,280	$(1,575,280)	$—

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

*	As of June 30, 2014 and December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments for details on the repurchase agreements.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$137,154,095	$—	$137,154,095
Repurchase Agreements	—	6,530,115	—	6,530,115
Investments in Derivatives:
Futures Contracts*	1,904,534	—	—	1,904,534
Call Options Written**	(534,742)	(37,942)	—	(572,684)

Total	$1,369,792	$143,646,268	$—	$145,016,060

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$139,663,104	$—	$139,663,104
Repurchase Agreements	—	1,575,280	—	1,575,280
Investments in Derivatives:
Futures Contracts	1,879,014	—	—	1,879,014
Call Options Written	(779,835)	(249,932)	—	(1,029,767)

Total	$1,099,179	$140,988,452	$—	$142,087,631

*	Represents net unrealized appreciation (depreciation) as reported in the Schedule of Investments.
**	Refer to the Schedule of Investments for a breakdown of call options written classified as Level 2, which is comprised of the Fund’s call options written on the LME.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2014 and December 31, 2013, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The following tables present the fair value of all derivative instruments held by the Fund as of June 30, 2014 and December 31, 2013, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		June 30, 2014 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,948,278	Unrealized depreciation on futures contracts	$2,043,744
Commodity	Options	—	—	Call options written, at value	572,684
Total			$3,948,278		$2,616,428

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

3. Derivative Instruments and Hedging Activities (Continued)

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

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the six months ended June 30, 2014 and June 30, 2013, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net realized gain (loss) from:
Futures contracts	$8,490,783	$(15,192,263)
Call options written	2,070,832	2,450,012
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$25,520	$(4,243,299)
Call options written	290,118	62,718

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

June 30, 2014

5. Share Repurchase Program (Continued)

On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions at the Manager’s discretion.

Transactions in share repurchases during the six months ended June 30, 2014 and the fiscal year ended December 31, 2013, were as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Shares repurchased	—	12,300

Weighted average price per share repurchased	—	$15.16

Weighted average discount per share repurchased	—	17.10%

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Asset Value:
Net asset value per share—beginning of period	$18.56	$20.60	$18.15	$21.38
Net investment income (loss)	(.08)	(.08)	(.16)	(.16)
Net realized and unrealized gain (loss)	.31	(1.57)	1.19	(1.84)
Distributions	(.39)	(.44)	(.78)	(.87)

Net asset value per share—end of period	$18.40	$18.51	$18.40	$18.51

Market Value:
Market value per share—beginning of period	$15.88	$20.75	$15.17	$19.97

Market value per share—end of period	$16.26	$17.07	$16.26	$17.07

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.75)%	(1.70)%	(1.73)%	(1.62)%

Expenses	1.84%	1.83%	1.82%	1.75%

Total Returns:(b)
Based on Net Asset Value	1.25%	(8.09)%	5.75%	(9.59)%

Based on Market Value	4.87%	(15.75)%	12.50%	(10.62)%

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2014

6. Financial Highlights (Continued)

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and commenced operations on September 27, 2010, with its public offering. The shares of the Fund trade on the NYSE MKT under the ticker symbol “CFD”. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the Dow Jones-UBS Commodity Index® (“DJ-UBSCI”) (effective July 1, 2014, the name of the index changed to the Bloomberg Commodity Index) when evaluating the performance of the commodity futures, forwards, and options positions (the “commodity portfolio”) in the Fund’s portfolio.

Results of Operations

The Quarter Ended June 30, 2014—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.26 on the close of business on June 30, 2014. This represents an increase of 2.39% in share price (not including an assumed reinvestment of distributions) from the $15.88 price at which the shares of the Fund traded on the close of business on March 31, 2014. The high and low intra-day share prices for the quarter were $16.51 (May 23, 2014) and $15.83 (April 2, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.390 per share to shareholders, of which $0.130 was paid on July 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 4.87%. At June 30, 2014, shares of the Fund traded at a 11.63% discount to the Fund’s net asset value of $18.40.

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

The Quarter Ended June 30, 2014—Net Assets of the Fund

The Fund’s net assets decreased from $170.8 million at March 31, 2014, to $169.4 million at June 30, 2014, a decrease of $1.4 million. The decrease in the Fund’s net assets was due to the Fund’s distributions to shareholders of approximately $3.5 million exceeding the Fund’s net income of $2.1 million.

The Fund generated net income of $2.1 million for the quarter ended June 30, 2014, resulting from net realized gains of $3.6 million, offset by expenses of $0.8 million and net unrealized depreciation of $0.7 million.

During the quarter ended June 30, 2014, the Fund’s collateral investments generated interest income of $38,311, which represents 0.02% of average net assets for the quarter ended June 30, 2014.

The net asset value per share on June 30, 2014, was $18.40. This represents a decrease of 0.86% in net asset value (not including an assumed reinvestment of distributions) from the $18.56 net asset value as of March 31, 2014. The Fund declared distributions totaling $0.390 per share during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 1.25% for the quarter ended June 30, 2014.

The Quarter Ended June 30, 2014—Overall Commodity Market Commentary

In the quarter ended June 30, 2014, the commodity markets contended with rising geopolitical risks as violence increased with attacks by the militant groups ISIS (Islamic State of Iraq and Syria) in Iraq and Boko Haram in Nigeria, moderating global weather conditions, and well-received efforts by the Chinese government to stimulate its economy through fiscal policy and market reforms.

The broad commodity market traded flat in the quarter ended June 30, 2014, returning 0.1%, as measured by the DJ-UBSCI. The DJ-UBSCI’s best-performing group was industrial metals, followed by energy, precious metals, and livestock. Agriculture was the worst performer, with a double-digit loss. Foods and fibers also declined during the quarter.

Energy commodities represented 32.0% of the DJ-UBSCI at the end of the quarter, and were its most significant commodity group by weight. The group rose 4.4% for the quarter, with gains across all of the underlying energy commodities. Increasing violence in the Middle East and Africa raised the risk of future supply disruptions, which boosted crude oil prices over 6% for the quarter.

Agricultural commodities, as grouped by Gresham, made up 20.8% of the DJ-UBSCI at the end of the quarter. All of the agriculture commodities in the group ended the period lower, for an 11.2% decline for the group overall. Reports of accelerated plantings, abundant supply, and favorable weather weighed on prices for corn, wheat, and soybeans.

The industrial metals comprised 16.6% of the DJ-UBSCI at the end of the quarter. The group was up 8.5% for the quarter, fueled in part by proposed structural improvements to China’s financial markets announced in May. Nickel registered the largest advance both in the group and in the DJ-UBSCI overall, as investors worried about supply availability from the two largest nickel miners, Indonesia and Russia.

Precious metals commodities represented 15.8% of the DJ-UBSCI at the end of the quarter. Gold and silver prices ended the quarter higher following a rally late in June, leading to a 3.8% return for the group overall. The possibility of rising inflation helped lift the demand for these metals, as they are perceived to be inflation-protected assets. Platinum and palladium, which are included in the Fund’s portfolio but not represented in the DJ-UBSCI, also gained during the quarter.

The commodities in the foods and fibers category, as grouped by Gresham, made up a combined 8.7% of the DJ-UBSCI at the end of the quarter. Cotton and sugar prices fell during the period, as more favorable growing conditions were expected to add to already plentiful inventories. Coffee also declined after June rains in Brazil helped mitigate the damage of a drought earlier in the year. The foods and fibers group lost 6.9% in the index during the quarter.

Livestock is the smallest group, comprising 6.1% of the DJ-UBSCI at the end of the quarter. Both feeder cattle (which is not represented in the DJ-UBSCI) and live cattle saw strong price appreciation on supply concerns during the quarter due to the bad winter weather which hampered breeding, weight gain, and slaughter rates of cattle. Lean hogs prices were volatile as a highly contagious pig virus continued to spread in the U.S., Canada, and Asia, fueling further supply worries.

The Quarter Ended June 30, 2014—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio gained 1.69% for the quarter ended June 30, 2014, before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, was up 0.1%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was 1.25%.

The Fund writes – that is, sells – covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham sells exchange-traded commodity call options on approximately 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return.

During the quarter, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity contributed positively to performance for the quarter and helped reduce the Fund’s volatility versus the DJ-UBSCI, as measured by the standard deviation of return. Call options written on precious metals and natural gas expired out of the money, enabling the Fund to retain all of the premiums.

At the commodity group level, the Fund’s commodity portfolio led the DJ-UBSCI on an absolute basis in livestock, energy, agriculture, and precious metals, but lagged the DJ-UBSCI in industrial metals and foods and fibers. On a weighted basis, the Fund’s portfolio outperformed in all groups except industrial metals and precious metals.

The Fund’s energy position, up 5.5%, outperformed the DJ-UBSCI, up 4.4%, primarily because of the Fund’s higher weight (35.5%) in energy commodities. In particular, the Fund’s significantly higher weight in crude oil, at 19.9% for the portfolio versus 15.4% for the index, was a key contributor to performance in the energy group.

Although the Fund’s agriculture position declined 10.4%, it had a smaller loss than the DJ-UBSCI’s position, which was down 11.2% during the period. The Fund, with a 17.5% weight in agriculture, had less exposure to the group’s weak performance than the DJ-UBSCI, which had a 20.8% weight.

The Fund’s industrial metals position was up 7.0%, but lagged the DJ-UBSCI’s 8.5% increase. The Fund’s nickel position was the main detractor, as the position was underweight relative to the DJ-UBSCI and therefore captured less of nickel’s rally when options switched to in the money and were exercised.

The Fund’s precious metals position rose 4.0%, outperforming the DJ-UBSCI’s 3.8% appreciation. But, on a weighted basis, the Fund slightly underperformed. Although the Fund’s options strategy in precious metals and its exposure to platinum and palladium were positive for results during the quarter, the gain was offset by the Fund’s lower weights in gold and silver, which detracted.

The foods and fibers group was down 7.0% in the Fund and down 6.9% in the DJ-UBSCI. The Fund’s position underperformed primarily due to options that were assigned against the Fund. However, the Fund’s sugar and cotton positions had positive relative performance because of the Fund’s lower weightings in these commodities.

The Fund’s livestock position was up 5.5%, compared to the 3.6% rise in the DJ-UBSCI’s position, with outperformance largely driven by the Fund’s exposure to feeder cattle and a modest gain from the Fund’s higher weighting in live cattle.

The Quarter Ended June 30, 2013—Net Assets of the Fund and Commodity Market and Portfolio Commentary

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

The Six Months Ended June 30, 2014—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.26 on the close of business on June 30, 2014. This represents an increase of 7.19% in share price (not including an assumed reinvestment of distributions) from the $15.17 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the six month period were $16.51 (May 23, 2014) and $14.93 (January 10, 2014), respectively. During the six month period, the Fund declared distributions totaling $0.780 per share to shareholders, of which $0.130 was paid on July 1, 2014. The remainder was paid during the period. The Fund’s cumulative total return on market value for the six month period, which assumes reinvestment of such distributions, was 12.50%. At June 30, 2014, shares of the Fund traded at a 11.63% discount to the Fund’s net asset value of $18.40.

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

The Six Months Ended June 30, 2014—Net Assets of the Fund

The Fund’s net assets increased from $167.1 million at December 31, 2013, to $169.4 million at June 30, 2014, an increase of $2.3 million. The increase in the Fund’s net assets was due to the Fund’s net income of $9.4 million exceeding the distributions to shareholders of approximately $7.1 million.

The Fund generated net income of $9.4 million for the six month period ended June 30, 2014, resulting from net realized gains of $10.6 million and net unrealized appreciation of $0.3 million, offset by expenses of $1.5 million.

During the six month period ended June 30, 2014, the Fund’s collateral investments generated interest income of $75,603, which represents 0.04% of average net assets for the six month period ended June 30, 2014.

The net asset value per share on June 30, 2014, was $18.40. This represents an increase of 1.38% in net asset value (not including an assumed reinvestment of distributions) from the $18.15 net asset value as of December 31, 2013. The Fund declared distributions totaling $0.780 per share during the six month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 5.75% for the six month period ended June 30, 2014.

The Six Months Ended June 30, 2014 – Overall Commodity Market Commentary

A strong rally in the first quarter of 2014 was followed by a flat performance in the second quarter, resulting in a 7.1% gain in the broad commodity market for the six months ended June 30, 2014, as measured by the DJ-UBSCI. All six commodity groups had positive performance, led by livestock. Agriculture commodities had the smallest gain.

Energy commodities as a group returned 8.7% for the six month period, primarily driven by natural gas and crude oil. Demand for natural gas was unusually high during the first quarter due to the prolonged, frigid winter weather in the U.S., triggering a significant price rally. Crude oil prices rose strongly in the second quarter amid increasing geopolitical risks in the Middle East and Africa.

The agriculture group was up a modest 1.9% during the six month period. Robust appreciation in the first quarter, when corn and wheat inventories looked tighter, was largely offset by losses in the second quarter, as improving crop conditions were expected to add ample supply to already plentiful inventory.

The industrial metals group increased 3.5% during the six month period, led by a large rally in nickel. Indonesia’s ban on mineral-ore exports, which was announced in January and remained in place throughout the rest of the period, prompted fears of nickel shortages. Additionally, investors were concerned of the potential impact of economic sanctions on Russia, the world’s other main nickel producer.

Gold and silver both rose during the six month period, lifting the precious metals group by 9.4%. Both metals benefited from speculation that inflation may rise after the U.S. Federal Reserve exits its quantitative easing program, which is expected to happen in October 2014. Gold prices also surged on two technical rallies during the period.

The foods and fibers group, as grouped by Gresham, appreciated 12.9% in the six month period. Early in 2014, crop damage to Arabica coffee caused by record heat and drought in Brazil, the world’s top Arabica producer and exporter, sent prices 51% higher in the first quarter. However, coffee prices eased in the second quarter as Brazil’s coffee growing conditions improved.

Supply concerns drove the livestock group up 20.5% during the six month period. Contracts for live cattle and lean hogs increased 16.8% and 27.6%, respectively, as herd sizes were down in advance of summer’s seasonally stronger demand. Cattle herds were weakened by the exceptionally cold winter, which impeded weight gain, increased feed costs, and slowed transport for slaughter. A pig virus epidemic that appeared in the U.S. in April 2013 continued to spread across the U.S. and into Canada and Asia.

The Six Months Ended June 30, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio gained 6.60% for the six months ended June 30, 2014, before considering the expenses of the Fund. The overall commodities market, as measured by the DJ-UBSCI, was up 7.1%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was 5.75%.

The Fund writes – that is, sells – covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham sells exchange-traded commodity call options on approximately 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return.

During the six month period, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity detracted slightly from performance for the period, but premiums collected on other call options helped reduce the Fund’s volatility versus the DJ-UBSCI, as measured by the standard deviation of return.

At the commodity group level, the Fund’s commodity portfolio outperformed the DJ-UBSCI on an absolute basis in precious metals and agriculture, but underperformed in the other four commodity groups for the six month period. On a weighted basis, the Fund’s portfolio underperformed in industrial metals and foods and fibers.

In the energy group, the Fund’s portfolio gained 8.6%, falling short of the DJ-UBSCI’s 8.7% return. However, on a weighted basis, the Fund’s energy position outperformed the DJ-UBSCI’s. Gas oil, which is included in the Fund’s portfolio but not part of the DJ-UBSCI, posted a loss for the six-month period. However, on a weighted performance basis, the negative impact of gas oil was minimized due to the Fund’s small weighting in the contract, and was offset by strong results from the Fund’s crude oil position.

The Fund’s agriculture position was up 2.3% for the six month period, while the DJ-UBSCI agriculture positions, as grouped by Gresham, rose 1.9%. The Fund’s underweight positions in corn and wheat were beneficial to relative performance, as these commodities saw declining performance during the period.

The Fund’s industrial metals group underperformed the DJ-UBSCI’s during the six month period, with a return of 2.6% for the Fund versus 3.5% for the index. Relative performance was dampened by the Fund’s lower weighting in nickel, which advanced 36.1% in the DJ-UBSCI during the period, and in-the-money call options that were exercised against the Fund during the second quarter.

In the precious metals group, the Fund’s portfolio posted a 10.3% gain during the six month period, outperforming the DJ-UBSCI’s 9.4% increase. The Fund’s portfolio benefited from strong-performing platinum and palladium contracts, which are not represented in the DJ-UBSCI.

The Fund’s foods and fibers position, as grouped by Gresham, was the largest detractor from performance for the six month period, returning a modest 3.9% versus 12.9% for the DJ-UBSCI. Underperformance was primarily driven by the Fund’s coffee position, which suffered because of a smaller exposure to Arabica coffee’s first quarter rally and in-the-money call options that were exercised during the six-month period.

Performance in the livestock group was a relative detractor for the Fund’s portfolio on an absolute basis, but had a nearly neutral impact on a weighted performance basis. The Fund was up 15.7% for the six month period, compared to 20.5% for the DJ-UBSCI, lagging primarily because of the Fund’s underweight in lean hogs, which rallied strongly during the period. On a weighted basis, gains from the Fund’s feeder cattle contracts, which are not in the DJ-UBSCI, helped offset less favorable performance from its lean hogs position.

The Six Months Ended June 30, 2013—Net Assets of the Fund and Commodity Market and Portfolio Commentary

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

Fund Total Returns

The following table presents selected total returns for the Fund as of June 30, 2014. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Total Returns as of June 30, 2014
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	4.87%	12.50%	4.94%	-3.15%
Net Asset Value	1.25%	5.75%	8.12%	0.75%

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

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the DJ-UBSCI as of June 30, 2014. The June 30, 2014 composition serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the DJ-UBSCI, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	DJ-UBSCI
Energy	Crude Oil	19.89%	15.35%
	Heating Oil	5.09%	3.56%
	Natural Gas	7.18%	9.26%
	Unleaded Gas	3.35%	3.81%

		35.51%	31.98%

Industrial Metals	Aluminum	4.57%	4.74%
	Copper	8.72%	6.73%
	Nickel	2.16%	2.73%
	Zinc	1.47%	2.37%
	Lead	0.92%	0.00%

		17.84%	16.57%

Agriculturals	Corn	4.17%	6.66%
	Soybean	5.43%	4.86%
	Wheat	4.00%	4.26%
	Soybean Meal	2.50%	2.23%
	Soybean Oil	1.37%	2.75%

		17.47%	20.76%

Precious Metals	Gold	10.15%	11.68%
	Silver	2.92%	4.15%
	Platinum	0.79%	0.00%
	Palladium	0.45%	0.00%

		14.31%	15.83%

Foods and Fibers	Cotton	1.15%	1.29%
	Sugar	2.03%	4.18%
	Coffee	1.71%	3.26%
	Cocoa	0.54%	0.00%

		5.43%	8.73%

Livestock	Live Cattle	5.62%	3.39%
	Lean Hogs	2.37%	2.74%
	Feeder Cattle	1.45%	0.00%

		9.44%	6.13%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options does not require a significant outlay of capital. The Fund currently expects to post approximately 10% to 25% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the six months ended June 30, 2014.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2014. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of June 30, 2014, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2014	79	$112.3600	1,000	$8,876,440
	ICE Brent Crude Oil Futures Contract	Long	September 2014	72	112.0700	1,000	8,069,040
	NYMEX Crude Oil Futures Contract	Long	August 2014	87	105.3700	1,000	9,167,190
	NYMEX Crude Oil Futures Contract	Long	September 2014	72	104.7300	1,000	7,540,560
	Heating Oil
	ICE Gas Oil Futures Contract	Long	August 2014	23	918.7500	100	2,113,125
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2014	35	2.9753	42,000	4,373,691
	NYMEX NY Harbor ULSD Futures Contract	Long	September 2014	17	2.9855	42,000	2,131,647
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2014	145	4.4610	10,000	6,468,450
	NYMEX Natural Gas Futures Contract	Long	September 2014	108	4.4400	10,000	4,795,200
	NYMEX Natural Gas Futures Contract	Long	November 2014	20	4.4640	10,000	892,800
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2014	23	3.0433	42,000	2,939,828
	NYMEX Gasoline RBOB Futures Contract	Long	September 2014	17	3.0055	42,000	2,145,927
	NYMEX Gasoline RBOB Futures Contract	Long	November 2014	5	2.7897	42,000	585,837

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	July 2014	165	1,863.7500	25	7,687,969
	LME Primary Aluminum Futures Contract	Long	September 2014	1	1,890.7500	25	47,269
	Copper
	CEC Copper Futures Contract	Long	September 2014	46	3.2035	25,000	3,684,025
	LME Copper Futures Contract	Long	July 2014	64	7,036.0000	25	11,257,600
	LME Copper Futures Contract	Long	September 2014	21	7,024.0000	25	3,687,600
	LME Copper Futures Contract	Short	July 2014	(21)	7,036.0000	25	(3,693,900)
	LME Copper Futures Contract	Short	September 2014	(1)	7,024.0000	25	(175,600)
	Nickel
	LME Nickel Futures Contract	Long	July 2014	32	18,984.0000	6	3,644,928
	LME Nickel Futures Contract	Long	September 2014	16	19,037.0000	6	1,827,552
	LME Nickel Futures Contract	Short	July 2014	(16)	18,984.0000	6	(1,822,464)
	Zinc
	LME Zinc Futures Contract	Long	July 2014	45	2,212.2500	25	2,488,781
	LME Zinc Futures Contract	Long	September 2014	22	2,220.0000	25	1,221,000
	LME Zinc Futures Contract	Short	July 2014	(22)	2,212.2500	25	(1,216,738)
	Lead
	LME Lead Futures Contract	Long	July 2014	29	2,150.5000	25	1,559,113

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	September 2014	337	4.1875	5,000	7,055,938
	Soybean
	CBOT Soybean Futures Contract	Long	November 2014	159	11.5725	5,000	9,200,137
	Wheat
	CBOT Wheat Futures Contract	Long	September 2014	118	5.7750	5,000	3,407,250
	KCBT Wheat Futures Contract	Long	September 2014	96	7.0025	5,000	3,361,200

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2014	115	$367.4000	100	$4,225,100
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2014	99	0.3915	60,000	2,325,510

Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2014	130	1,322.0000	100	17,186,000
	Silver
	CEC Silver Futures Contract	Long	September 2014	47	21.0560	5,000	4,948,160
	Platinum
	NYMEX Platinum Futures Contract	Long	October 2014	18	1,482.9000	50	1,334,610
	Palladium
	NYMEX Palladium Futures Contract	Long	September 2014	9	843.1500	100	758,835

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2014	53	0.7351	50,000	1,948,015
	Sugar
	ICE Sugar Futures Contract	Long	October 2014	171	0.1801	112,000	3,449,275
	Coffee
	ICE Coffee C Futures Contract	Long	September 2014	24	1.7510	37,500	1,575,900
	LIFFE Coffee Robusta Futures Contract	Long	September 2014	65	2,016.0000	10	1,310,400
	Cocoa
	ICE Cocoa Futures Contract	Long	September 2014	29	3,127.0000	10	906,830

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2014	134	1.5008	40,000	8,044,020
	CME Live Cattle Futures Contract	Long	October 2014	24	1.5313	40,000	1,470,000
	Lean Hogs
	CME Lean Hog Futures Contract	Long	July 2014	40	1.3265	40,000	2,122,400
	CME Lean Hog Futures Contract	Long	August 2014	27	1.3283	40,000	1,434,510
	CME Lean Hog Futures Contract	Long	October 2014	10	1.1390	40,000	455,600
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2014	18	2.1278	50,000	1,914,975
	CME Feeder Cattle Futures Contract	Long	September 2014	5	2.1400	50,000	535,000

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2014	(76)	$115.0	$(27,360)
	NYMEX Crude Oil Futures Options	July 2014	(80)	111.0	(8,800)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2014	(35)	3.2	(7,350)
	Natural Gas
	NYMEX Natural Gas Futures Options	July 2014	(137)	4,850.0	(42,470)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2014	(23)	32,400.0	(6,086)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	July 2014	(83)	1,900.0	(1,618)
	Copper
	LME Copper Futures Options	July 2014	(43)	7,200.0	(333)
	Nickel
	LME Nickel Futures Options	July 2014	(16)	21,500.0	—
	Zinc
	LME Zinc Futures Options	July 2014	(23)	2,150.0	(35,840)
	Lead
	LME Lead Futures Options	July 2014	(14)	2,200.0	(151)

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Agriculturals	Corn
	CBOT Corn Futures Options	August 2014	(168)	$480.0	$(26,250)
	Soybean
	CBOT Soybean Futures Options	October 2014	(79)	1,400.0	(15,800)
	Wheat
	CBOT Wheat Futures Options	August 2014	(59)	650.0	(7,744)
	CBOT Wheat Futures Options	August 2014	(48)	780.0	(10,200)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(57)	460.0	(13,395)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2014	(50)	430.0	(16,500)

Precious Metals	Gold
	CEC Gold Futures Options	July 2014	(65)	1,345.0	(58,500)
	Silver
	CEC Silver Futures Options	August 2014	(24)	2,350.0	(16,200)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2014	(26)	86.0	(5,720)
	Sugar
	ICE Sugar Futures Options	September 2014	(86)	19.0	(33,712)
	Coffee
	ICE Coffee C Futures Options	August 2014	(22)	195.0	(35,145)
	Cocoa
	ICE Cocoa Futures Options	August 2014	(15)	3,300.0	(3,450)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2014	(100)	148.0	(148,000)
	Lean Hogs
	CME Lean Hogs Futures Options	July 2014	(38)	130.0	(52,060)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2014, the Fund held U.S. Treasury bills worth $137,154,095 with a total par value of $137,200,000 and a repurchase agreement worth $6,530,115.

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

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2014.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). Share repurchases during the fiscal year to date period ended June 30, 2014 were as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
1/1/14 to 1/31/14	—	$ —	Approximately 920,000
2/1/14 to 2/28/14	—	$ —	Approximately 920,000
3/1/14 to 3/31/14	—	$ —	Approximately 920,000
4/1/14 to 4/30/14	—	$ —	Approximately 920,000
5/1/14 to 5/31/14	—	$ —	Approximately 920,000
6/1/14 to 6/30/14	—	$ —	Approximately 920,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 7, 2014.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) August 7, 2014

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) August 7, 2014