Form 10-Q
period 2014-09-30
Nuveen Diversified Commodity Fund
filed 2014-11-07
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, the registrant had 9,157,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Schedule of Investments at September 30, 2014 (Unaudited)	3

	Statements of Financial Condition at September 30, 2014 (Unaudited) and December 31, 2013	9

	Statements of Operations (Unaudited) for the three months ended September 30, 2014 and September 30, 2013 and for the nine months ended September 30, 2014 and September 30, 2013	10

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2014 (Unaudited) and the year ended December 31, 2013	11

	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and September 30, 2013	12

	Notes to Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2014

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 8,500	U.S. Treasury Bills	0.000%	10/16/14	Aaa	$8,499,966
9,500	U.S. Treasury Bills	0.000%	11/13/14	Aaa	9,499,829
9,500	U.S. Treasury Bills	0.000%	12/11/14	Aaa	9,499,715
5,000	U.S. Treasury Bills	0.000%	1/08/15	Aaa	4,999,760
6,000	U.S. Treasury Bills	0.000%	2/05/15	Aaa	5,999,526
10,000	U.S. Treasury Bills	0.000%	3/05/15	Aaa	9,998,710
15,000	U.S. Treasury Bills	0.000%	4/02/15	Aaa	14,996,760
18,000	U.S. Treasury Bills	0.000%	4/30/15	Aaa	17,996,040
18,700	U.S. Treasury Bills	0.000%	5/28/15	Aaa	18,695,344
5,500	U.S. Treasury Bills	0.000%	6/25/15	Aaa	5,498,064
18,000	U.S. Treasury Bills	0.000%	7/23/15	Aaa	17,991,882
8,000	U.S. Treasury Bills	0.000%	9/17/15	Aaa	7,992,392

$ 131,700	Total U.S. Government and Agency Obligations (cost $131,632,979)				$131,667,988

	Repurchase Agreements
$ 2,915	Repurchase Agreement with State Street Bank, dated 9/30/14, repurchase price $2,915,465, collateralized by $2,985,000 U.S. Treasury Notes, 2.125%, due 8/15/21, value $2,977,538	0.000%	10/01/14	N/A	$2,915,465

	Total Repurchase Agreements (cost $2,915,465)				2,915,465

	Total Short-Term Investments (cost $134,548,444)				$134,583,453

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2014	73	$6,910,910	$(301,211)
	ICE Brent Crude Oil Futures Contract	Long	January 2015	73	6,997,780	(287,480)
	NYMEX Crude Oil Futures Contract	Long	November 2014	92	8,386,720	(151,500)
	NYMEX Crude Oil Futures Contract	Long	January 2015	67	6,013,920	(116,630)

	Total Crude Oil					(856,821)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	November 2014	18	1,454,850	(58,850)
	ICE Gas Oil Futures Contract	Long	December 2014	5	405,750	(4,000)
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2014	48	5,343,408	(201,966)
	NYMEX NY Harbor ULSD Futures Contract	Long	January 2015	4	447,485	(33,113)

	Total Heating Oil					(297,929)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Energy	Natural Gas
(continued)	NYMEX Natural Gas Futures Contract	Long	November 2014	189	$7,788,690	$359,540
	NYMEX Natural Gas Futures Contract	Long	January 2015	69	2,933,880	4,450

	Total Natural Gas					363,990

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2014	25	2,559,165	(120,641)
	NYMEX Gasoline RBOB Futures Contract	Long	January 2015	24	2,396,520	(109,838)

	Total Unleaded Gas					(230,479)

	Total Energy					(1,021,239)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2014	81	3,915,337	(304,763)
	LME Primary Aluminum Futures Contract	Long	November 2014	80	3,897,000	(277,500)

	Total Aluminum					(582,263)

	Copper
	CEC Copper Futures Contract	Long	December 2014	36	2,706,750	(155,738)
	CEC Copper Futures Contract	Long	March 2015	8	602,500	(4,400)
	LME Copper Futures Contract	Long	October 2014	40	6,710,000	(210,000)
	LME Copper Futures Contract	Long	November 2014	21	3,512,250	(162,225)

	Total Copper					(532,363)

	Nickel
	LME Nickel Futures Contract	Long	October 2014	31	3,022,686	(473,556)
	LME Nickel Futures Contract	Short	October 2014	(8)	(780,048)	48,672

	Total Nickel					(424,884)

	Zinc
	LME Zinc Futures Contract	Long	October 2014	19	1,083,831	(44,294)
	LME Zinc Futures Contract	Long	November 2014	19	1,085,138	(35,863)

	Total Zinc					(80,157)

	Lead
	LME Lead Futures Contract	Long	October 2014	13	680,387	(40,138)
	LME Lead Futures Contract	Long	November 2014	13	681,281	(52,812)

	Total Lead					(92,950)

	Total Industrial Metals					(1,712,617)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	December 2014	321	5,148,038	(745,121)

	Soybean
	CBOT Soybean Futures Contract	Long	November 2014	176	8,036,600	(2,479,371)

	Wheat
	CBOT Wheat Futures Contract	Long	December 2014	73	1,743,788	(235,658)
	CBOT Wheat Futures Contract	Long	March 2015	43	1,054,575	(3,975)
	KCBT Wheat Futures Contract	Long	December 2014	60	1,674,000	(251,525)
	KCBT Wheat Futures Contract	Long	March 2015	36	1,011,150	(65,025)

	Total Wheat					(556,183)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Agriculturals	Soybean Meal
(continued)	CBOT Soybean Meal Futures Contract	Long	December 2014	97	$2,899,330	$(898,580)
	CBOT Soybean Meal Futures Contract	Long	January 2015	16	475,840	(68,840)

	Total Soybean Meal					(967,420)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2014	75	1,456,650	(288,774)
	CBOT Soybean Oil Futures Contract	Long	January 2015	20	391,800	(1,800)

	Total Soybean Oil					(290,574)

	Total Agriculturals					(5,038,669)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2014	126	15,266,160	(1,197,000)

	Silver
	CEC Silver Futures Contract	Long	December 2014	47	4,008,395	(567,760)

	Platinum
	NYMEX Platinum Futures Contract	Long	January 2015	18	1,170,450	(62,510)

	Palladium
	NYMEX Palladium Futures Contract	Long	December 2014	9	697,635	(96,075)

	Total Precious Metals					(1,923,345)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2014	32	981,920	(258,124)
	ICE Cotton Futures Contract	Long	March 2015	21	634,725	(60,880)

	Total Cotton					(319,004)

	Sugar
	ICE Sugar Futures Contract	Long	March 2015	142	2,616,208	(5,959)

	Coffee
	ICE Coffee C Futures Contract	Long	December 2014	23	1,667,644	42,431
	LIFFE Coffee Robusta Futures Contract	Long	November 2014	63	1,254,960	13,085

	Total Coffee					55,516

	Cocoa
	ICE Cocoa Futures Contract	Long	December 2014	15	495,000	12,555
	ICE Cocoa Futures Contract	Long	March 2015	14	456,260	14,370

	Total Cocoa					26,925

	Total Foods and Fibers					(242,522)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2014	106	6,803,080	179,610
	CME Live Cattle Futures Contract	Long	December 2014	45	2,942,550	106,086
	CME Live Cattle Futures Contract	Long	February 2015	2	131,180	2,880

	Total Live Cattle					288,576

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)
Livestock	Lean Hogs
(continued)	CME Lean Hog Futures Contract	Long	October 2014	12	$518,280	$14,280
	CME Lean Hog Futures Contract	Long	December 2014	74	2,797,940	(11,092)
	CME Lean Hog Futures Contract	Long	February 2015	5	180,850	(2,770)

	Total Lean Hogs					418

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2014	15	1,762,875	150,663
	CME Feeder Cattle Futures Contract	Long	January 2015	7	800,712	25,675

	Total Feeder Cattle					176,338

	Total Livestock					465,332

	Total Futures Contracts outstanding			2,733	$147,834,785	$(9,473,060)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2014	(73)	$104.0	$(3,650)
	NYMEX Crude Oil Futures Options	October 2014	(80)	96.5	(11,200)

	Total Crude Oil				(14,850)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2014	(35)	2.9	(4,851)

	Natural Gas
	NYMEX Natural Gas Futures Options	October 2014	(129)	4,150.0	(174,150)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2014	(25)	27,000.0	(5,355)

	Total Energy				(199,206)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options (4)	October 2014	(81)	2,200.0	—

	Copper
	LME Copper Futures Options (4)	October 2014	(40)	7,250.0	—

	Nickel
	LME Nickel Futures Options (4)	October 2014	(11)	20,500.0	—

	Zinc
	LME Zinc Futures Options (4)	October 2014	(19)	2,450.0	—

	Lead
	LME Lead Futures Options (4)	October 2014	(13)	2,350.0	—

	Total Industrial Metals				—

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals	Corn
	CBOT Corn Futures Options	November 2014	(160)	$390.0	$(3,000)

	Soybean
	CBOT Soybean Futures Options	October 2014	(11)	1,240.0	(69)
	CBOT Soybean Futures Options	October 2014	(77)	1,060.0	(1,444)

	Total Soybean				(1,513)

	Wheat
	CBOT Wheat Futures Options	November 2014	(50)	600.0	(1,562)
	CBOT Wheat Futures Options	November 2014	(48)	680.0	(1,800)
	CBOT Wheat Futures Options	November 2014	(8)	550.0	(800)

	Total Wheat				(4,162)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(57)	350.0	(4,845)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2014	(48)	360.0	(4,176)

	Total Agriculturals				(17,696)

Precious Metals	Gold
	CEC Gold Futures Options	November 2014	(63)	1,400.0	(5,040)

	Silver
	CEC Silver Futures Options	November 2014	(24)	2,175.0	(3,600)

	Total Precious Metals				(8,640)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2014	(26)	86.0	(390)

	Sugar
	ICE Sugar Futures Options	February 2015	(71)	17.8	(35,784)

	Coffee
	ICE Coffee C Futures Options	November 2014	(20)	222.5	(39,600)

	Cocoa
	ICE Cocoa Futures Options	November 2014	(15)	3,400.0	(10,650)

	Total Foods and Fibers				(86,424)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2014	(97)	165.0	(2,910)

	Lean Hogs
	CME Lean Hogs Futures Options	October 2014	(11)	117.0	(330)
	CME Lean Hogs Futures Options	October 2014	(1)	114.0	(50)
	CME Lean Hogs Futures Options	December 2014	(33)	106.0	(8,910)

	Total Lean Hogs				(9,290)

	Total Livestock				(12,200)

	Total Call Options Written outstanding (premiums received $609,272)		(1,326)		$(324,166)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2014

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Short-term investments, at value (cost $134,548,444 and $141,217,188, respectively)	$134,583,453	$141,238,384
Deposits with brokers	24,863,110	25,753,763
Unrealized appreciation on futures contracts	974,297	3,905,844
Other assets	3,779	—

Total assets	$160,424,639	$170,897,991

LIABILITIES
Call options written, at value (premiums received $609,272 and $777,236, respectively)	324,166	1,029,767
Unrealized depreciation on futures contracts	10,447,357	2,026,830
Payable for:
Distributions	1,196,902	—
Shares repurchased	—	151,538
Accrued expenses:
Management fees	157,194	178,826
Independent Committee fees	13,902	12,935
Other	397,646	351,411

Total liabilities	12,537,167	3,751,307

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,206,940 shares issued and outstanding at September 30, 2014 and December 31, 2013	219,648,412	219,648,412
Accumulated undistributed earnings (deficit)	(71,760,940)	(52,501,728)

Total shareholders’ capital (Net assets)	147,887,472	167,146,684

Total liabilities and shareholders’ capital	$160,424,639	$170,897,991

Net assets	$147,887,472	$167,146,684

Shares outstanding	9,206,940	9,206,940

Net asset value per share outstanding (net assets divided by shares outstanding)	$16.06	$18.15

Market value per share outstanding	$13.79	$15.17

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2014 and September 30, 2013 and

For the Nine Months Ended September 30, 2014 and September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest	$33,081	$43,001	$108,684	$160,054

Total Investment Income	33,081	43,001	108,684	160,054

Expenses:
Management fees	501,527	554,419	1,556,703	1,721,258
Brokerage commissions	24,809	23,526	89,681	97,537
Custodian fees and expenses	26,813	33,893	77,982	89,827
Independent Committee fees and expenses	15,905	12,518	43,498	39,642
Professional fees	115,721	138,028	368,562	376,365
Shareholder reporting expenses	25,786	59,529	101,659	110,499
Other expenses	4,461	6,877	14,124	23,773

Total expenses	715,022	828,790	2,252,209	2,458,901

Net investment income (loss)	(681,941)	(785,789)	(2,143,525)	(2,298,847)

Net realized gain (loss) from:
Short-term investments	—	949	17	2,228
Futures contracts	(7,002,815)	(1,050,382)	1,487,968	(16,242,645)
Call options written	898,238	1,136,064	2,969,070	3,586,076
Change in net unrealized appreciation (depreciation) of:
Short-term investments	10,432	39,863	13,813	21,950
Futures contracts	(11,377,594)	6,928,496	(11,352,074)	2,685,197
Call options written	247,519	(54,483)	537,637	8,235

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(17,224,220)	7,000,507	(6,343,569)	(9,938,959)

Net income (loss)	$(17,906,161)	$6,214,718	$(8,487,094)	$(12,237,806)

Net income (loss) per weighted-average share	$(1.94)	$0.67	$(0.92)	$(1.33)
Weighted-average shares outstanding	9,206,940	9,219,240	9,206,940	9,219,240

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2014 (Unaudited) and the Year Ended December 31, 2013

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Shareholders’ capital—beginning of period	$167,146,684	$197,141,908
Repurchase of shares	—	(186,659)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,143,525)	(3,055,568)
Net realized gain (loss) from:
Short-term investments	17	3,618
Futures contracts	1,487,968	(21,217,789)
Call options written	2,969,070	4,711,122
Change in net unrealized appreciation (depreciation) of:
Short-term investments	13,813	(9,983)
Futures contracts	(11,352,074)	5,662,047
Call options written	537,637	(690,565)

Net income (loss)	(8,487,094)	(14,597,118)

Distributions to shareholders	(10,772,118)	(15,211,447)

Shareholders’ capital—end of period	$147,887,472	$167,146,684

Shares—beginning of period	9,206,940	9,219,240
Repurchase of shares	—	(12,300)

Shares—end of period	9,206,940	9,206,940

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(8,487,094)	$(12,237,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(127,082,367)	(138,568,541)
Proceeds from sales and maturities of U.S. government and agency obligations	135,199,997	158,995,537
Proceeds from (Purchases of) repurchase agreements, net	(1,340,185)	(1,549,795)
Premiums received for call options written	3,640,803	3,983,067
Cash paid for call options written	(839,697)	(495,739)
Amortization (Accretion)	(108,684)	(159,941)
(Increase) Decrease in:
Deposits with brokers	890,653	6,753,956
Other assets	(3,779)	(1,016)
Increase (Decrease) in:
Accrued management fees	(21,632)	(29,461)
Accrued Independent Committee fees	967	(7,605)
Other accrued expenses	46,235	38,769
Net realized (gain) loss from:
Short-term investments	(17)	(2,228)
Call options written	(2,969,070)	(3,586,076)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(13,813)	(21,950)
Futures contracts	11,352,074	(2,685,197)
Call options written	(537,637)	(8,235)

Net cash provided by (used in) operating activities	9,726,754	10,417,739

Cash flows from financing activities:
Cash paid for shares repurchased	(151,538)	—
Cash distributions paid to shareholders	(9,575,216)	(10,417,739)

Net cash provided by (used in) financing activities	(9,726,754)	(10,417,739)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2014

1. Organization

Fund Information

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

Investment Adviser

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

Investment Objectives and Principal Investment Strategies

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

September 30, 2014

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

September 30, 2014

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

The average number of futures contracts outstanding during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Average number of futures contracts outstanding*	2,809	3,076

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

Transactions in call options written during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013 were as follows:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,377	$777,236	1,537	$974,047
Options written	6,903	3,640,803	10,128	5,116,574
Options terminated in closing purchase transactions	(3,039)	(1,523,530)	(5,455)	(2,788,807)
Options expired	(2,716)	(1,688,023)	(3,897)	(2,058,351)
Options exercised	(1,199)	(597,214)	(936)	(466,227)

Outstanding, end of the period	1,326	$609,272	1,377	$777,236

The average number of call options written outstanding during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013 was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Average number of call options written outstanding*	1,359	1,452

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

September 30, 2014

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of September 30, 2014 and December 31, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of September 30, 2014 and December 31, 2013, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	September 30, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$2,915,465	$(2,915,465)	$—

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,575,280	$(1,575,280)	$—

*	As of September 30, 2014 and December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. Refer to the Schedule of Investments for details on the repurchase agreements.

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

September 30, 2014

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2		Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$131,667,988		$—	$131,667,988
Repurchase Agreements	—	2,915,465		—	2,915,465
Investments in Derivatives:
Futures Contracts*	(9,473,060)	—		—	(9,473,060)
Call Options Written**	(324,166)	—	***	—	(324,166)

Total	$(9,797,226)	$134,583,453		$—	$124,786,227

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and believes the risk of loss to be remote.

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2014 and December 31, 2013, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

3. Derivative Instruments and Hedging Activities (Continued)

The following tables present the fair value of all derivative instruments held by the Fund as of September 30, 2014 and December 31, 2013, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		September 30, 2014 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$974,297	Unrealized depreciation on futures contracts	$10,447,357
Commodity	Options	—	—	Call options written, at value	324,166
Total			$974,297		$10,771,523

		December 31, 2013 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,905,844	Unrealized depreciation on futures contracts	$2,026,830
Commodity	Options	—	—	Call options written, at value	1,029,767
Total			$3,905,844		$3,056,597

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the nine months ended September 30, 2014 and September 30, 2013, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net realized gain (loss) from:
Futures contracts	$1,487,968	$(16,242,645)
Call options written	2,969,070	3,586,076
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(11,352,074)	$2,685,197
Call options written	537,637	8,235

4. Related Parties

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are considered to be related parties to the Fund.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

4. Related Parties (Continued)

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

The Manager and the Fund have entered into sub-advisory agreements with the Commodity Sub-adviser and the Collateral Sub-adviser. Both the Commodity Sub-adviser and the Collateral Sub-adviser are compensated for their services to the Fund from the management fees paid to the Manager, and the Fund does not reimburse the Manager for those fees.

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

Transactions in share repurchases during the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013, were as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Shares repurchased	—	12,300

Weighted average price per share repurchased	—	$15.16

Weighted average discount per share repurchased	—	17.10%

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months and nine months ended September 30, 2014 and September 30, 2013. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value,

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

6. Financial Highlights (Continued)

respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Asset Value:
Net asset value per share—beginning of period	$18.40	$18.51	$18.15	$21.38
Net investment income (loss)	(.07)	(.09)	(.23)	(.25)
Net realized and unrealized gain (loss)	(1.88)	0.77	(.69)	(1.07)
Distributions	(0.39)	(0.39)	(1.17)	(1.26)

Net asset value per share—end of period	$16.06	$18.80	$16.06	$18.80

Market Value:
Market value per share—beginning of period	$16.26	$17.07	$15.17	$19.97

Market value per share—end of period	$13.79	$16.55	$13.79	$16.55

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.70)%	(1.77)%	(1.72)%	(1.67)%

Expenses	1.78%	1.87%	1.81%	1.79%

Total Returns:(b)
Based on Net Asset Value	(10.67)%	3.66%	(5.54)%	(6.29)%

Based on Market Value	(12.93)%	(0.78)%	(2.05)%	(11.33)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

7. New Accounting Pronouncement

Financial Accounting Standards Board (“FASB”) Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,”

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2014

7. New Accounting Pronouncement (Continued)

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

8. Subsequent Events

Purchase and Sale Agreement

On October 1, 2014, TIAA-CREF, a national financial services organization, completed its previously announced acquisition of Nuveen, the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser. The transaction has not resulted in any change in the portfolio management of the Fund or in the Fund’s investment objectives or policies.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and commenced operations on September 27, 2010, with its public offering. The shares of the Fund trade on the NYSE MKT under the ticker symbol “CFD”. Prior to the initial public offering, the Fund was inactive except for matters relating to its organization and registration. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high grade debt securities. The Fund writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the Bloomberg Commodity Index (“BCOM”, formerly the Dow Jones-UBS Commodity Index) when evaluating the performance of the commodity futures, forwards, and options positions (the “commodity portfolio”) in the Fund’s portfolio.

Results of Operations

The Quarter Ended September 30, 2014—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $13.79 on the close of business on September 30, 2014. This represents a decrease of 15.19% in share price (not including an assumed reinvestment of distributions) from the $16.26 price at which the shares of the Fund traded on the close of business on June 30, 2014. The high and low intra-day share prices for the quarter were $16.30 (July 30, 2014) and $13.46 (September 26, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.390 per share to shareholders, of which $0.130 was paid on October 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -12.93%. At September 30, 2014, shares of the Fund traded at a 14.13% discount to the Fund’s net asset value of $16.06.

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

The Quarter Ended September 30, 2014—Net Assets of the Fund

The Fund’s net assets decreased from $169.4 million at June 30, 2014, to $147.9 million at September 30, 2014, a decrease of $21.5 million. The decrease in the Fund’s net assets was due to a net loss of $17.9 million, in addition to approximately $3.6 million of distributions to shareholders.

The Fund generated a net loss of $17.9 million for the quarter ended September 30, 2014, resulting from net realized losses of $6.1 million, expenses of $0.7 million, and net unrealized depreciation of $11.1 million.

During the quarter ended September 30, 2014, the Fund’s collateral investments generated interest income of $33,081 which represents 0.02% of average net assets for the quarter ended September 30, 2014.

The net asset value per share on September 30, 2014, was $16.06. This represents a decrease of 12.72% in net asset value (not including an assumed reinvestment of distributions) from the $18.40 net asset value as of June 30, 2014. The Fund declared distributions totaling $0.390 per share during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -10.67% for the quarter ended September 30, 2014.

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

The Quarter Ended September 30, 2014—Overall Commodity Market Commentary

The BCOM declined 11.8% during the quarter, as a strengthening U.S. dollar and unfavorable supply-demand dynamics led to widespread losses in commodity contracts during the third quarter of 2014. Anticipation of the U.S. Federal Reserve’s first rate hike prompted a rally in the dollar. Because most commodities are priced in dollars, a stronger dollar makes commodities more expensive, which softens demand and puts downward pressure on commodity prices. At the same time, China announced some disappointing economic data and another stimulus measure, prompting concerns about weakening global demand for raw materials. Additionally, energy and grain commodities began to report oversupply, which weighed on prices.

In this environment, all six commodity groups in the BCOM, as grouped by Gresham, ended the quarter lower. Livestock and industrial metals posted the smallest declines, while agriculture was the weakest performer. Only four individual commodities in the BCOM had positive returns during the quarter: Arabica coffee, live cattle, zinc, and aluminum.

The largest group by weight, energy commodities represented 31.7% of the BCOM at the end of the quarter. With all energy commodities falling during the quarter, the group declined 12.1%. Crude oil suffered a double-digit loss as the dollar gained, demand from Europe and China slowed, and the Organization of the Petroleum Exporting Countries (OPEC) increased production amid booming North American shale oil production. Natural gas prices were dampened by ample storage injections, less cooling demand for the summer, and moderate fall weather forecasts.

Agricultural commodities, as grouped by Gresham, made up 18.6% of the BCOM at the end of the quarter. The group had the biggest losses in the BCOM, down 21.7%. Corn prices dropped to a five-year low on expectations of a record U.S. crop yield with a high percentage of crops rated good or excellent. Abundant supply and favorable crop ratings dragged soybean prices to a four-year low.

The commodities in the industrial metals group comprised 18.0% of the BCOM at the end of the quarter. Performance was mixed among the individual commodities. Reduced stockpiles of aluminum and zinc helped their prices rally early in the quarter. However, those gains were tempered by losses in nickel and copper, which saw tumbling prices on concerns about languishing demand from China. Overall, the industrial metals group declined 4.1% for the quarter.

Gold and silver collectively represented 15.8% of the BCOM at the end of the quarter. Not included in the BCOM are platinum and palladium, which are held in the Fund’s commodity portfolio. All four precious metals commodities declined during the quarter, as a strengthening dollar sapped demand for these commodities as a hedge against dollar weakness. The BCOM’s precious metals group lost 11.3% during the quarter.

Foods and fibers commodities, as grouped by Gresham, made up a combined 9.6% of the BCOM at the end of the quarter. The foods and fibers group tumbled 9.6% during the quarter, with cotton and sugar prices falling but Arabica coffee rallying. Arabica supply continued to shrink as crops were damaged by heat and drought in Brazil, the world’s leading Arabica producer, and by a coffee-plant fungus in Central America.

Livestock is the smallest group, comprising 6.4% of the BCOM at the end of the quarter. Live cattle prices appreciated on concerns about smaller herd sizes and underweight cows. In contrast, lean hogs prices were choppy, ending the quarter lower. Producers were able to offset shortages by bulking up hogs, as lower grain prices this year have reduced the cost of feed. As a result, lean hog supply was larger than expected, causing prices to fall. The BCOM’s livestock group fell 2.2% during the quarter.

The Quarter Ended September 30, 2013—Overall Commodity Market Commentary

Commodity markets were influenced by two major themes during the third quarter of 2013, the anticipation of an earlier-than-expected reduction in the pace of the U.S. Federal Reserve’s asset purchases (known as quantitative easing or QE) and the escalation of geopolitical tension in the Middle East. The broad commodity market rose 2.1% for the quarter, as measured by the BCOM. The strongest performing group was precious metals, followed by industrial metals, energy, and livestock. The foods and fibers group was relatively flat, and agriculture fell during the quarter.

Energy commodities represented 36.7% of the BCOM at the end of the quarter, and were its most significant commodity group by weight. The prices of both Brent and West Texas Intermediate (WTI) crude oil rallied during the quarter as geopolitical turmoil in the Middle East threatened supplies. Heating oil and gasoline also rose. Natural gas, however, declined amid robust inventories and mild weather forecasts.

Agricultural commodities, as grouped by Gresham, made up 20.4% of the BCOM at the end of the quarter. As in the second quarter, corn prices continued to be pressured by expectations for a supply glut as the harvest peaked in the third quarter. Soybean oil also saw declining prices because of high surplus and low demand. In contrast, soybean prices were lifted by concerns about poor crop conditions and low 2012 supply.

Industrial metals represented 16.5% of the BCOM at the end of the quarter. All of the industrial metals advanced during the quarter, led by copper. Robust demand was expected from China, which pledged to increase infrastructure spending and had recently posted better economic data. The continuation of QE and improving unemployment data in the U.S. also supported copper’s gain.

Precious metals represented 12.6% of the BCOM at the end of the quarter. Near-term spot prices indicated high demand for physical gold, at levels not seen since 1999. Individuals in Asian and Middle Eastern countries have been buying physical gold for jewelry and coins/bars, and the perception of gold as a “safe haven” for investors during times of economic uncertainty further contributed to gold’s advance. Silver prices also strengthened, and in fact outperformed gold in August, benefiting from increasing Asian demand and large inflows into silver-oriented exchange traded funds.

Foods and fibers, as grouped by Gresham, made up a combined 8.3% of the BCOM at the end of the quarter. Although cotton and sugar had positive performance for the quarter, it was almost entirely offset by weakness in coffee. Coffee remained in a bear market since mid-May due to ample supply amid favorable crop conditions.

Livestock was the smallest group, comprising 5.6% of the BCOM at the end of the quarter. Demand during the summer grilling season and concerns about supply shortages buoyed lean hog prices. Live cattle prices rallied in August after major food producers discontinued the use of a cattle feed supplement designed to speed weight gain, fueling concerns that declining cattle weights could potentially hurt beef supplies.

The Quarter Ended September 30, 2014—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio declined 10.3% for the quarter ended September 30, 2014, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, lost 11.8% The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -10.67%.

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

During the quarter, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity contributed positively to performance for the quarter and helped reduce the Fund’s volatility, as measured by the standard deviation of return, versus the BCOM. Call options written on the Fund’s lean hogs position and on all energy, agriculture, precious metals, and foods and fibers positions expired out of the money, enabling the Fund to retain all of those premiums.

At the commodity group level, the Fund’s commodity portfolio bested the BCOM on an absolute basis in all six groups.

In the energy group, the Fund and the BCOM performed nearly in line with each other. The Fund’s strategic weighting decisions in regards to crude oil resulted in negative performance relative to the BCOM due to the Fund’s higher weight. However, the Fund benefited from collecting the full option premiums on its energy options contracts, all of which expired without being exercised.

The Fund’s outperformance in the agriculture group was driven by a lower weighting in the group overall, and particularly in corn, as well as favorable contract selection in corn. Additionally, all of the Fund’s option positions expired out of the money, enabling the Fund to retain the full premiums from selling those options.

The Fund’s industrial metals position declined slightly less than the BCOM’s position. The Fund captured less of the rally in aluminum and zinc due to options on these commodities being exercised. However, relative losses were offset by the Fund’s outperformance in copper.

The Fund’s lower weight in precious metals helped the Fund post a smaller decline for the quarter. The Fund’s option strategy had a positive impact on performance as well, as all of the precious metals options expired without being exercised.

On an absolute basis, the Fund’s foods and fibers position slightly outperformed the BCOM’s. However, when the Fund’s strategic weighting decisions are taken into account, these resulted in negative performance relative to the BCOM, due in part to the Fund’s smaller Arabica coffee position was disadvantageous during the quarter’s price rally. Contributing positively to performance was the Fund’s options strategy, as all foods and fibers options expired out of the money and were not exercised.

In the livestock group, the Fund’s higher weight in live cattle contracts, superior contract selection in lean hogs, and lean hogs options that expired out of the money helped the Fund outperform the BCOM. A position in feeder cattle, which rallied during the quarter but isn’t represented in the BCOM, was also advantageous to the Fund’s relative performance.

The Quarter Ended September 30, 2013—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned approximately 4.0% (before considering the expenses of the Fund or the performance of the collateral portfolio), outperforming the BCOM, which returned 2.1% for the quarter. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio and assumes the reinvestment of the Fund’s distributions, was a gain of 3.66%. At the commodity group level, the Fund outperformed the BCOM on an absolute basis in energy, agriculturals, foods and fibers, industrial metals, and livestock, but underperformed the BCOM in precious metals.

The Fund writes—that is, sells—covered options on its commodity futures, seeking to limit return volatility, and to provide cash flow for the Fund’s distributions. Gresham sells exchange-traded commodity call options on approximately 50% of the value of each of the Fund’s commodity futures contracts, when those contracts are deemed to have sufficient trading volume and liquidity. The Fund receives cash for the related premiums. The Fund’s option-writing activity benefitted Fund performance for the quarter as most of the contracts written went unexercised. For the quarter ended September 30, 2013, the Fund’s option program helped to contribute to the commodity portfolio’s lower volatility when compared to the BCOM, as measured by the standard deviation of return.

The Fund’s energy positions gained approximately 5.1% versus the BCOM’s 2.8%. On a weighted basis, a larger weight in crude oil, which rose during the period, and a smaller weight in natural gas, which fell, drove the Fund’s outperformance over the BCOM. Detracting slightly from relative performance were options positions in WTI that were exercised.

The Fund’s agricultural positions fell approximately 1.9%, while the BCOM’s were down nearly 4.0%. The Fund’s smaller weightings in both corn and soybean oil aided outperformance on a weighted basis. Additionally, the Fund’s corn position benefited from better contract selection and more advantageous timing in rolling some of its futures contracts, as well as the collection of option premiums on contracts that expired without being exercised.

In industrial metals, the Fund was up approximately 5.3%, compared to the BCOM position’s 4.3% return. The Fund’s performance in this group was aided by its options strategy, as none of the options written were exercised.

The Fund’s precious metals positions returned approximately 8.5% versus the BCOM’s 9.0%, in part because the Fund’s silver options were exercised, which detracted from absolute Fund performance in silver. However, the Fund slightly outperformed the BCOM on a weighted basis, as the Fund held a 13.7% weight in the group and the BCOM held 12.6%. This relative overweight provided the Fund with greater exposure to the group’s overall gain.

The Fund outperformed the BCOM in foods and fibers, gaining approximately 3.1% versus the BCOM’s 0.9%. The Fund’s underweight to coffee was the main driver of outperformance for the group.

The Fund’s livestock positions, up approximately 4.2%, also outpaced the BCOM’s, up 2.6%. On a weighted basis, the Fund slightly outperformed the BCOM, as the Fund’s larger weighting amplified the positive effect of a rising market.

The Nine Months Ended September 30, 2014—Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $13.79 on the close of business on September 30, 2014. This represents a decrease of 9.10% in share price (not including an assumed reinvestment of distributions) from the $15.17 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the nine month period were $16.51 (May 23, 2014) and $13.46 (September 26, 2014), respectively. During the nine month period, the Fund declared distributions totaling $1.170 per share to shareholders, of which $0.130 was paid on October 1, 2014. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -2.05%. At September 30, 2014, shares of the Fund traded at a 14.13% discount to the Fund’s net asset value of $16.06.

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

The Nine Months Ended September 30, 2014—Net Assets of the Fund

The Fund’s net assets decreased from $167.1 million at December 31, 2013, to $147.9 million at September 30, 2014, a decrease of $19.2 million. The decrease in the Fund’s net assets was due to a net loss of $8.5 million, in addition to approximately $10.7 million of distributions to shareholders.

The Fund generated a net loss of $8.5 million for the nine month period ended September 30, 2014, resulting from interest income of $0.1 million and net realized gains of $4.5 million, offset by expenses of approximately $2.3 million and net unrealized depreciation of $10.8 million.

During the nine month period ended September 30, 2014, the Fund’s collateral investments generated interest income of $108,684, which represents 0.07% of average net assets for the nine month period ended September 30, 2014.

The net asset value per share on September 30, 2014, was $16.06. This represents a decrease of 11.52% in net asset value (not including an assumed reinvestment of distributions) from the $18.15 net asset value as of December 31, 2013. The Fund declared distributions totaling $1.170 per share during the nine month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -5.54% for the nine month period ended September 30, 2014.

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

The Nine Months Ended September 30, 2014—Overall Commodity Market Commentary

After rising in the first half of 2014, the broad commodity market gave back all of its gains during a turbulent third quarter. For the nine months ended September 30, 2014, the broad commodity market was down 5.6%, as measured by the BCOM. Performance across the six commodity groups, as grouped by Gresham, was mixed, with a double-digit gain in livestock and a double-digit decline in agriculture.

The energy group lost 4.4%. Crude oil, heating oil, and unleaded gas (RBOB) slumped during the period, while natural gas was up modestly. Crude oil prices were hit hard in the third quarter by the strengthening U.S. dollar, weakening demand, and rising supply.

The worst-performing group in the BCOM, agriculture, dropped 20.2% during the period. After rallying in the first quarter, agriculture commodities as a group declined in the second and third quarters on expectations of oversupply amid ideal growing conditions in the U.S.

The industrial metals group traded nearly flat, down 0.7%, during the period. Concerns about slowing demand from China weighed on prices, especially for copper. However, nickel advanced during the period, as supply was threatened by a mineral ore export ban in Indonesia and economic sanctions in Russia.

The precious metals group fell 3.0% during the period. Gold and silver saw rallies throughout the first half of the year on speculation of higher inflation in the U.S. But, in the third quarter, a rising U.S. dollar and disinflation fears weighed on prices.

A 2.1% gain in the foods and fibers group, as grouped by Gresham, was led by soaring prices in Arabica coffee. Forecasts called for the largest coffee shortage in nine years because of heat and drought in Brazil, the world’s main Arabica supplier.

Livestock, up 17.8%, was the best-performing group in the BCOM during the period. Prices for both live cattle and lean hogs increased during the period. Lean hog prices reached all-time highs early in 2014 as a highly infectious pig virus was expected to decrease supply. Live cattle prices rallied on supply concerns as well, with the harsh winter weather early in 2014 hindering breeding, weight gain, and slaughter.

The Nine Months Ended September 30, 2013—Overall Commodity Market Commentary

The calendar year began on a positive note for the broad commodity market, but prices turned volatile amid global economic uncertainty, geopolitical tensions in the Middle East and North Africa, and speculation about the timing of the U.S. Federal Reserve’s QE tapering. In the BCOM, declines in the first and second quarters (-1.2% and -9.5%, respectively) overwhelmed a slight gain (2.1%) in the third quarter, for an overall loss of 8.6% for the nine-month period ended September 30, 2013. The precious metals, industrials metals, foods and fibers, agriculture and livestock groups fell during the nine month period, while energy appreciated slightly.

Energy commodities represented 36.7% of the BCOM at the end of the nine month period, and were its most significant commodity group by weight. Losses in natural gas, heating oil, and gasoline (RBOB) offset gains in crude oil, resulting in an overall 0.77% return for the energy group.

Agricultural commodities, as grouped by Gresham, made up 20.4% of the BCOM at the end of the nine month period. Soybean and soybean meal rose during the period, but corn, wheat, and soybean oil had much larger declines. Agriculturals lost 9.9% for the period.

Industrial metals represented 16.5% of the BCOM at the end of the nine month period and declined 13.9%, as slowing demand, particularly from China, put downward pressure on the prices of aluminum, copper, nickel, and zinc.

Precious metals represented 12.6% of the BCOM at the end of the nine month period. The group posted the weakest performance in the BCOM, falling 23.3%. Gold and silver prices fell for most of the period, with demand for perceived “safe haven” investments diminishing, but rallied in the third quarter as demand appeared to re-accelerate.

Foods and fibers, as grouped by Gresham, made up a combined 8.3% of the BCOM at the end of the nine month period. Coffee and sugar contracts led the group lower, despite a gain in cotton. The group as a whole fell 10.5%.

Livestock is the smallest group, comprising 5.6% of the BCOM at the end of the nine month period. Rising supply early in the year depressed prices for lean hogs and live and feeder cattle, but stronger summer demand and concerns about tightening supply buoyed prices in the second and third quarters. Against this backdrop, livestock declined 1.9% for the period.

The Nine Months Ended September 30, 2014—Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio fell 4.4% for the nine months ended September 30, 2014, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, was down 5.6%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -5.54%.

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

During the period, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity detracted slightly from performance for the period, but premiums collected on other call options helped reduce the Fund’s volatility, as measured by the standard deviation of return, versus the BCOM.

At the commodity group level, the Fund’s commodity portfolio outperformed the BCOM on an absolute basis in precious metals, livestock, and agriculture. The foods and fibers group was the Fund’s largest underperformer on an absolute basis, while industrial metals and energy marginally lagged. When the Fund’s strategic weighting decisions are taken into account they resulted in positive performance relative to the BCOM in all commodity groups except for food and fibers.

The Fund’s energy position performed nearly in line with the BCOM’s position on an absolute basis. When the Fund’s strategic weighting decisions are taken into account, they resulted in positive performance relative to the BCOM, due mostly to the Fund’s crude oil and unleaded gas positions.

In the agriculture group, the Fund outperformed the BCOM. The Fund’s lower weights in corn and soybean oil, both of which saw declining prices during the period, added to relative gains.

Although it underperformed the BCOM on an absolute basis, the Fund’s strategic weighting decisions in regards to its industrial metals position had a positive impact on relative performance. The Fund’s lower weight in New York copper contracts was beneficial amid falling copper prices.

The Fund’s precious metals position outperformed the BCOM. Silver prices traded lower over the period, and the Fund’s smaller weight in silver contracts contributed positively to relative returns.

Relative underperformance in the Fund’s foods and fibers position was driven by an underweight in coffee contracts, as the Fund had less exposure than the BCOM to coffee’s substantial rally over the period.

In the livestock group, the Fund’s relative results benefited primarily from the Fund’s exposure to feeder cattle contracts, which performed well during the period and are not represented in the BCOM.

The Nine Months Ended September 30, 2013—Fund Commodity Portfolio Commentary

The Fund lost approximately 5.3% for the nine month period (before considering the expenses of the Fund or the performance of the collateral portfolio), outperforming the BCOM, which fell 8.6%. The Fund’s total return on net asset value for the quarter, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes the reinvestment of the Fund’s distributions, was a loss of 6.29%. At the commodity group level, the Fund outperformed the BCOM on an absolute basis in all six groups.

The Fund writes—that is, sells—covered options on its commodity futures, seeking to limit return volatility, and to provide cash flow for the Fund’s distributions. Gresham sells exchange-traded commodity call options on approximately 50% of the value of each of the Fund’s commodity futures contracts, when those contracts are deemed to have sufficient trading volume and liquidity. The fund receives cash for the related premiums. The Fund’s option-writing activity benefitted fund performance for the period as most of the contracts written went unexercised. For the nine month period ended September 30, 2013, the Fund’s option program helped to contribute to the commodity portfolio’s lower volatility when compared to the BCOM, as measured by the standard deviation of return.

The Fund’s energy group positions rose approximately 4.3% during the nine month period versus the BCOM’s increase of 0.8%. A smaller weight in the natural gas position, which declined during the period, contributed the most to weighted performance. An overweight in crude oil, which rallied, also added to relative outperformance on a weighted basis.

Agricultural holdings were down approximately 4.5% in the Fund during the nine month period, losing less than the 9.4% decline in the BCOM. Although the Fund’s corn and wheat positions had negative absolute performance, a smaller weight in these contracts aided relative performance. This group had the largest contribution to outperformance.

In industrial metals, the Fund’s positions fell approximately 12.0% during the nine month period compared to the BCOM’s 13.9% loss. Smaller relative weights in nickel and zinc, which suffered price pressure during the first half of the year, were beneficial to relative performance.

Precious metals were down approximately 21.3% in the Fund and 23.3% in the BCOM and contributed to absolute losses for the nine month period. However, the group had a minimal impact on relative performance.

The Fund’s foods and fibers positions declined approximately 6.9% during the nine month period, while the BCOM dropped 10.5%. The Fund had less exposure to weak performance in coffee and sugar than the BCOM, which bolstered relative performance.

In the livestock group, the Fund’s positions lost approximately 1.5% and the BCOM fell 1.9% during the nine month period. While an overweight position in lean hogs added to performance, live and feeder cattle positions detracted, making the overall effect of the group on relative weighted performance almost neutral.

Fund Total Returns

The following table presents selected total returns for the Fund as of September 30, 2014. Total returns based on market value and net asset value are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value per share at the end of the period for total returns based on net asset value.

	Total Returns as of September 30, 2014
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	-12.93%	-2.05%	-7.91%	-6.25%
Net Asset Value	-10.67%	-5.54%	-6.83%	-2.09%

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

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of September 30, 2014. The September 30, 2014 composition serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	19.16%	14.94%
	Heating Oil	5.18%	3.55%
	Natural Gas	7.25%	9.68%
	Unleaded Gas	3.35%	3.48%

		34.94%	31.65%

Industrial Metals	Aluminum	5.28%	5.50%
	Copper	9.15%	7.13%
	Nickel	1.52%	2.63%
	Zinc	1.47%	2.74%
	Lead	0.92%	0.00%

		18.34%	18.00%

Agriculturals	Corn	3.48%	5.74%
	Soybean	5.44%	4.32%
	Wheat	3.71%	3.92%
	Soybean Meal	2.28%	2.05%
	Soybean Oil	1.25%	2.56%

		16.16%	18.59%

Precious Metals	Gold	10.33%	12.05%
	Silver	2.71%	3.79%
	Platinum	0.79%	0.00%
	Palladium	0.47%	0.00%

		14.30%	15.84%

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Foods and Fibers	Cotton	1.09%	1.21%
	Sugar	1.77%	4.30%
	Coffee	1.98%	4.06%
	Cocoa	0.64%	0.00%

		5.48%	9.57%

Livestock	Live Cattle	6.68%	4.15%
	Lean Hogs	2.37%	2.20%
	Feeder Cattle	1.73%	0.00%

		10.78%	6.35%

Total		100.00%	100.00%

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the nine months ended September 30, 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2014. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of September 30, 2014, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2014	73	$94.6700	1,000	$6,910,910
	ICE Brent Crude Oil Futures Contract	Long	January 2015	73	95.8600	1,000	6,997,780
	NYMEX Crude Oil Futures Contract	Long	November 2014	92	91.1600	1,000	8,386,720
	NYMEX Crude Oil Futures Contract	Long	January 2015	67	89.7600	1,000	6,013,920
	Heating Oil
	ICE Gas Oil Futures Contract	Long	November 2014	18	808.2500	100	1,454,850
	ICE Gas Oil Futures Contract	Long	December 2014	5	811.5000	100	405,750
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2014	48	2.6505	42,000	5,343,408
	NYMEX NY Harbor ULSD Futures Contract	Long	January 2015	4	2.6636	42,000	447,485
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2014	189	4.1210	10,000	7,788,690
	NYMEX Natural Gas Futures Contract	Long	January 2015	69	4.2520	10,000	2,933,880
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2014	25	2.4373	42,000	2,559,165
	NYMEX Gasoline RBOB Futures Contract	Long	January 2015	24	2.3775	42,000	2,396,520

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2014	81	$1,933.5000	25	$3,915,337
	LME Primary Aluminum Futures Contract	Long	November 2014	80	1,948.5000	25	3,897,000
	Copper
	CEC Copper Futures Contract	Long	December 2014	36	3.0075	25,000	2,706,750
	CEC Copper Futures Contract	Long	March 2015	8	3.0125	25,000	602,500
	LME Copper Futures Contract	Long	October 2014	40	6,710.0000	25	6,710,000
	LME Copper Futures Contract	Long	November 2014	21	6,690.0000	25	3,512,250
	Nickel
	LME Nickel Futures Contract	Long	October 2014	31	16,251.0000	6	3,022,686
	LME Nickel Futures Contract	Short	October 2014	(8)	16,251.0000	6	(780,048)
	Zinc
	LME Zinc Futures Contract	Long	October 2014	19	2,281.7500	25	1,083,831
	LME Zinc Futures Contract	Long	November 2014	19	2,284.5000	25	1,085,138
	Lead
	LME Lead Futures Contract	Long	October 2014	13	2,093.5000	25	680,387
	LME Lead Futures Contract	Long	November 2014	13	2,096.2500	25	681,281

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	December 2014	321	3.2075	5,000	5,148,038
	Soybean
	CBOT Soybean Futures Contract	Long	November 2014	176	9.1325	5,000	8,036,600
	Wheat
	CBOT Wheat Futures Contract	Long	December 2014	73	4.7775	5,000	1,743,788
	CBOT Wheat Futures Contract	Long	March 2015	43	4.9050	5,000	1,054,575
	KCBT Wheat Futures Contract	Long	December 2014	60	5.5800	5,000	1,674,000
	KCBT Wheat Futures Contract	Long	March 2015	36	5.6175	5,000	1,011,150
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2014	97	298.9000	100	2,899,330
	CBOT Soybean Meal Futures Contract	Long	January 2015	16	297.4000	100	475,840
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2014	75	0.3237	60,000	1,456,650
	CBOT Soybean Oil Futures Contract	Long	January 2015	20	0.3265	60,000	391,800

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2014	126	1,211.6000	100	15,266,160
	Silver
	CEC Silver Futures Contract	Long	December 2014	47	17.0570	5,000	4,008,395
	Platinum
	NYMEX Platinum Futures Contract	Long	January 2015	18	1,300.5000	50	1,170,450
	Palladium
	NYMEX Palladium Futures Contract	Long	December 2014	9	775.1500	100	697,635

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	December 2014	32	0.6137	50,000	981,920
	ICE Cotton Futures Contract	Long	March 2015	21	0.6045	50,000	634,725
	Sugar
	ICE Sugar Futures Contract	Long	March 2015	142	0.1645	112,000	2,616,208
	Coffee
	ICE Coffee C Futures Contract	Long	December 2014	23	1.9335	37,500	1,667,644
	LIFFE Coffee Robusta Futures Contract	Long	November 2014	63	1,992.0000	10	1,254,960
	Cocoa
	ICE Cocoa Futures Contract	Long	December 2014	15	3,300.0000	10	495,000
	ICE Cocoa Futures Contract	Long	March 2015	14	3,259.0000	10	456,260

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2014	106	1.6045	40,000	6,803,080
	CME Live Cattle Futures Contract	Long	December 2014	45	1.6348	40,000	2,942,550
	CME Live Cattle Futures Contract	Long	February 2015	2	1.6398	40,000	131,180
	Lean Hogs
	CME Lean Hog Futures Contract	Long	October 2014	12	1.0798	40,000	518,280
	CME Lean Hog Futures Contract	Long	December 2014	74	0.9453	40,000	2,797,940
	CME Lean Hog Futures Contract	Long	February 2015	5	0.9043	40,000	180,850
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2014	15	2.3505	50,000	1,762,875
	CME Feeder Cattle Futures Contract	Long	January 2015	7	2.2878	50,000	800,712

Futures Contracts (Continued)

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2014	(73)	$104.0	$(3,650)
	NYMEX Crude Oil Futures Options	October 2014	(80)	96.5	(11,200)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2014	(35)	2.9	(4,851)
	Natural Gas
	NYMEX Natural Gas Futures Options	October 2014	(129)	4,150.0	(174,150)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2014	(25)	27,000.0	(5,355)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	October 2014	(81)	2,200.0	—
	Copper
	LME Copper Futures Options	October 2014	(40)	7,250.0	—
	Nickel
	LME Nickel Futures Options	October 2014	(11)	20,500.0	—
	Zinc
	LME Zinc Futures Options	October 2014	(19)	2,450.0	—
	Lead
	LME Lead Futures Options	October 2014	(13)	2,350.0	—

Agriculturals	Corn
	CBOT Corn Futures Options	November 2014	(160)	390.0	(3,000)
	Soybean
	CBOT Soybean Futures Options	October 2014	(11)	1,240.0	(69)
	CBOT Soybean Futures Options	October 2014	(77)	1,060.0	(1,444)
	Wheat
	CBOT Wheat Futures Options	November 2014	(50)	600.0	(1,562)
	CBOT Wheat Futures Options	November 2014	(48)	680.0	(1,800)
	CBOT Wheat Futures Options	November 2014	(8)	550.0	(800)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2014	(57)	350.0	(4,845)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2014	(48)	360.0	(4,176)

Precious Metals	Gold
	CEC Gold Futures Options	November 2014	(63)	1,400.0	(5,040)
	Silver
	CEC Silver Futures Options	November 2014	(24)	2,175.0	(3,600)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	November 2014	(26)	86.0	(390)
	Sugar
	ICE Sugar Futures Options	February 2015	(71)	17.8	(35,784)
	Coffee
	ICE Coffee C Futures Options	November 2014	(20)	222.5	(39,600)
	Cocoa
	ICE Cocoa Futures Options	November 2014	(15)	3,400.0	(10,650)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2014	(97)	165.0	(2,910)
	Lean Hogs
	CME Lean Hogs Futures Options	October 2014	(11)	117.0	(330)
	CME Lean Hogs Futures Options	October 2014	(1)	114.0	(50)
	CME Lean Hogs Futures Options	December 2014	(33)	106.0	(8,910)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2014, the Fund held U.S. Treasury bills worth $131,667,988 with a total par value of $131,700,000 and a repurchase agreement worth $2,915,465.

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

The Fund’s primary non-trading risk exposures are interest rate risk and credit risk related to the collateral portfolio. Interest rate risk is mitigated by the short-term nature of the collateral portfolio’s debt securities. Credit risk is mitigated by the fact that the collateral portfolio’s debt securities (other than U.S. government securities) are rated at the highest applicable rating as determined by at least one nationally recognized statistical rating organization (“NRSRO”) or, if unrated, judged by the Collateral Sub-adviser to be of comparable quality.

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

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2014.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). No shares have been repurchased during the fiscal year to date period ended September 30, 2014. A cumulative total of 60,100 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 7, 2014.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) November 7, 2014

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 7, 2014