Form 10-K
period 2014-12-31
Nuveen Diversified Commodity Fund
filed 2015-03-13
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 11, 2015, the registrant had 9,047,040 shares outstanding.

As of June 30, 2014, the aggregate market value of the shares held by non-affiliates was approximately $149,691,186.

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

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (“Gresham NTA”), as the Fund’s commodity sub-adviser, which is referred to in this Annual Report in that capacity as “Gresham” or the “Commodity Sub-adviser.” Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading adviser and commodity pool operator (“CPO”), is a member of the NFA and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-adviser”), to manage the Fund’s collateral invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

On October 1, 2014, TIAA-CREF, a national financial services organization, completed its previously announced acquisition of Nuveen Investments, the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser. The transaction has not resulted in any change in the portfolio management of the Fund or in the Fund’s investment objectives or policies.

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of the 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

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

Except for certain limitations described herein, there are no restrictions or limitations on the specific commodity contracts in which the Fund may invest. The specific commodities in which the Fund invests, and the relative target weighting of those commodities, are determined annually by the Commodity Sub-adviser. The target weights are expected to remain unchanged until the next annual determination. The Fund’s portfolio concentration in any single commodity or commodity group will be limited in an attempt to moderate volatility. The Fund intends to limit the target weightings of each commodity group such that no group’s target weighting may constitute more than 35% of TAP®, no two groups’ combined target weightings may constitute more than 60% of TAP®, no single commodity’s target weighting may constitute more than 70% of its group and no commodity complex may constitute more than 80% of the commodity group’s weight (e.g., within the energy group, petroleum is considered to be the commodity complex for crude oil, heating oil and gasoline; therefore, the combination of those three individual commodities cannot comprise greater than 80% of the portfolio’s energy weight). Under normal market circumstances, the Commodity Sub-adviser avoids exercising discretion between such annual determinations. However, the actual portfolio weights may vary during the year and may in certain circumstances be rebalanced subject to TAP®’s rule-based procedures. The Commodity Sub-adviser may change the TAP® rules at year end and as a result may change the commodities it invests in. For weightings as of December 31, 2014, see Item 7 of this Annual Report.

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

Because the nature of the Fund’s investments in commodity futures and forward contracts does not require significant outlays of principal, currently approximately 10 - 25% of the Fund’s net assets are committed to establishing those positions. In addition, the Fund expects that, if put options are purchased in the future, no more than 5% of the Fund’s net assets would be used to purchase commodity put options at any one time and that option premiums generated by the sale of call options on commodity futures and forward contracts would be sufficient to cover the premiums paid for those put options.

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

Options Strategy. Pursuant to the options strategy, the Fund writes “out-of-the-money” call options on individual futures and forward contracts held by it, and may write “out-of-the-money” call options on baskets of commodities or on broad-based commodity indices, such as the Bloomberg Commodity Index (“BCOM”, formerly the Dow Jones-UBS Commodity Index), whose prices are expected to closely correspond to at least a substantial portion of the commodity futures and forward contracts held by the Fund. A call option gives its owner (buyer) the right but not the obligation to buy the underlying futures contract at a particular price, known as the strike price, at any time between the purchase date and the expiration date of the option. The person who writes (sells) the option to the buyer is thus required to fulfill the contractual obligation (by selling the underlying futures contract to the buyer at the strike price) should the option be exercised. If the option is covered, the writer (seller) has an offsetting futures position. The Fund writes commodity call options that are U.S. exchange-traded and that are typically “American-style” (exercisable at any time prior to expiration). The Fund also writes commodity call options that are non-U.S. exchange traded and that are typically “European-style” (exercisable only at the time of expiration). The Fund may write commodity call options on a continual basis on up to approximately 50% of the notional value of each of its commodity futures and forward contract positions that, in Gresham’s determination, have sufficient option trading volume and liquidity. The Fund may write commodity call options with terms up to one year and with strike prices that may be up to 20% “out-of-the-money.” Generally, the Fund expects to write commodity call options with terms of one to three months. Subject to the foregoing limitations, the implementation of the options strategy is within Gresham’s discretion. Over extended periods of time, the term and “out of-the-moneyness” of the commodity options may vary significantly. While generating option premiums for the Fund, the call options will cause the Fund to forgo the right to any appreciation above the exercise price of the call options on the percentage of the notional value of the Fund’s long commodity positions covered by the call options. The Fund’s risk-adjusted return over any particular period may be positive or negative.

Collateral Investments. The Fund’s investments in commodity futures and forward contracts and options on commodity futures and forward contracts generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 10 - 25% of the Fund’s net assets are committed as “initial” and “variation” margin to secure the Fund’s futures and forward contract positions. These assets are placed in one or more commodity futures accounts maintained by the Fund at Barclays Capital Inc. (“BCI”), the Fund’s clearing broker, and are invested by BCI in high-quality instruments permitted under CFTC regulations. The remaining collateral (approximately 75 - 90% of the Fund’s net assets) is held in a separate collateral investment account managed by the Collateral Sub-adviser.

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

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-adviser, which invests the Fund’s assets pursuant to TAP PLUSSM; and

•	the Collateral Sub-adviser, which invests the Fund’s collateral in short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisers;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager is registered with the CFTC as a CPO (effective date of registration January 4, 2006) and is a member of the NFA. The Manager was previously registered as a CTA, but withdrew its CTA registration effective as of March 5, 2013. Except to the extent carried out by the Independent Committee, the Manager has complete responsibility to ensure that the Fund complies with all obligations under the CEA. The Manager, Commodity Sub-adviser and Collateral Sub-adviser act in a similar capacity for CTF, a commodity pool traded on the NYSE MKT. Neither the Fund nor the Manager has established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund.

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

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $230.8 billion of assets under management as of December 31, 2014. Nuveen Investments is a listed principal of the Manager.

Commodity Sub-adviser

The Manager has selected Gresham to manage the Fund’s assets pursuant to TAP PLUSSM. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham LLC also is registered with the SEC as an investment adviser. As of December 31, 2014, Gresham LLC had approximately $11.5 billion of client assets under management, including approximately $6.2 billion under management by Gresham NTA and approximately $5.3 billion under management by Gresham LLC’s other division, the Term Structure Monetization division (“Gresham TSM”). Gresham LLC’s senior management team has extensive experience in overall supervision of commodities portfolio management and trading operations. Gresham LLC’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs.

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

Collateral Sub-adviser

The Manager has selected Nuveen Asset Management to invest the Fund’s collateral (excluding the initial and variation margin maintained at BCI) in short-term, high grade debt securities. Nuveen Asset Management, a registered investment adviser, is a subsidiary of Nuveen Investments. As of December 31, 2014, Nuveen Asset Management had approximately $134.6 billion of assets under management. The Fund’s collateral is invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities, including corporate obligations. Such securities are common investments for Nuveen Asset Management in several of its investment strategies.

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

Pursuant to an agreement among the Manager, the Fund and the Commodity Sub-adviser, the Commodity Sub-adviser receives from the Manager an annual fee of .35% of the Fund’s average daily net assets, payable on a monthly basis.

Pursuant to an agreement among the Manager, the Fund and the Collateral Sub-adviser, the Collateral Sub-adviser receives from the Manager an annual fee based on the Fund’s average daily net assets, payable on a monthly basis, according to the following schedule:

Average Daily Net Assets	Management Fee
For the first $500 million	.3000%
For the next $500 million	.2875
For the next $500 million	.2750
For the next $500 million	.2625
For net assets over $2 billion	.2500

“Average daily net assets” means the total assets of the Fund, minus the sum of its total liabilities.

The fees of the Commodity Sub-adviser and Collateral Sub-adviser (collectively, the “Sub-advisers”) are paid by the Manager out of the fees the Manager receives from the Fund, and the Fund does not reimburse the Manager for those fees.

In addition to the fee of the Manager, the Fund pays all other costs and expenses of its operations, including, but not limited to, custody fees, transfer agent expenses, legal fees, expenses of independent auditors, expenses of preparing, printing and distributing shareholder reports, notices, proxy statements and reports to governmental agencies, and taxes, if any.

The agreements with each of the Sub-advisers may be terminated at any time, without penalty, by either the Manager or a Sub-adviser upon 120 days written notice. Also, the agreement with the Commodity Sub-adviser can be terminated by the Commodity Sub-adviser in certain circumstances on 90 days notice. Each of the agreements provides that each of the Sub-advisers will not be liable to the Fund in connection with the performance of its duties, and the Fund will indemnify the Sub-adviser for losses and costs arising out of its status as a Sub-adviser to the Fund if the Sub-adviser acted in good faith and in a manner it reasonably believed to be in, or not opposed to, the best interests of the Fund, except, in each case, for a loss resulting from the Sub-adviser’s willful misfeasance, bad faith or gross negligence or reckless disregard of its duties and obligations under the agreement. The Sub-advisers will indemnify the Fund and the Manager for losses and costs attributable to such willful misfeasance, bad faith, gross negligence or reckless disregard.

If the Manager determines it is in the best interests of shareholders to select additional CTAs or replace a sub-adviser, the Manager will consider certain information with respect to each new CTA, including the following:

•	general information, including the identity of its affiliates and key personnel;

•	investment strategy and risk management of the CTA;

•	the CTA’s financial condition;

•	relevant performance history and the quality of services provided;

•	fees and expenses; and

•	capacity to take on new business.

None of the foregoing agreements, or any extensions or replacements of such agreements, are subject to the approval of the Independent Committee or the Fund’s shareholders. As a result, the Manager may amend, extend or replace any such agreement in its sole discretion, and therefore may increase the fees of the Manager and either sub-adviser without any approval by the Independent Committee or the Fund’s shareholders.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual and quarterly reports and other information meeting the information requirements pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These reports are available on the Fund’s website at http://www.nuveen.com/CommodityInvestments. Investors may also inspect and copy any materials the Fund files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) which contains reports, proxy statements and other information filed electronically with the SEC. The Fund also posts on its website an information statement and certain daily and monthly reports required by CFTC regulations, all of which may contain information, including performance information of the Fund and the Commodity Sub-adviser, that is disclosed only through such website posting.

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

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed new position limits on 28 individual agricultural, metal and energy commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC originally appealed the court’s decision, but in November 2013, the CFTC withdrew its appeal and re-proposed position limit regulations substantially as outlined above, with a few modifications. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties for these purposes. The public comment period for these proposed regulations closed on February 10, 2014. However, the CFTC subsequently directed staff to hold a public roundtable on June 19, 2014, to discuss certain position limit and aggregation issues. In order to provide interested parties an opportunity to comment on such issues, the CFTC reopened the public comment period for these proposed regulations for a three-week period starting June 12, 2014 and ending July 3, 2014 (later extended until August 4, 2014), and reopened the comment period from December 9, 2014 through January 22, 2015 in connection with a public meeting held on December 9, 2014. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

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

Options Strategy Risks

There can be no assurance that the Fund’s options strategy will be successful. The Fund uses options on commodity futures and forward contracts to seek to enhance the Fund’s risk-adjusted total returns. The Fund may seek to protect its commodity futures and forward contracts positions in the event of a market decline in those positions by purchasing commodity put options that are “out-of-the money.” The Fund’s use of options, however, may not provide any, or only partial, protection from adverse commodity price changes. In the event the Conversion occurs, the Fund will no longer employ an option writing strategy.

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

The Fund may forego gains (i.e. capital appreciation) above the option exercise price on up to approximately 50% of its commodity futures and forward contracts as a result of selling “out-of-the-money” commodity call options. The Fund writes commodity call options with terms up to one year that may be up to 20% “out-of-the-money” on a continual basis on up to approximately 50% of the notional value of each of its commodity futures and forward contract positions that, in Gresham’s determination, have sufficient option trading volume and liquidity. As the writer of a call option, the Fund sells, in exchange for receipt of a premium, the right to any appreciation in the value of the futures or forward contract over a fixed price on or before a certain date in the future. Accordingly, the Fund is effectively limiting its potential for appreciation to the amount the option is “out-of-the-money” during the option term on up to approximately 50% of the notional value of its portfolio invested in commodity futures and forward contract positions. As commodity prices change, an option that was out-of-the-money when written may subsequently become “in-the-money,” limiting the Fund’s participation in gains related to the underlying futures contract.

The Fund may incur put premium costs without benefiting from its investment in commodity put options. The Fund does not currently intend to purchase put options and therefore will not incur put premium costs. In the future, however, the Fund may purchase commodity put options on all or substantially all of the notional value of its commodity futures and forward contract positions. As a holder of a put option, the Fund, in exchange for payment of a premium, has the right to receive from the seller of the commodity put option, if the current price is lower than the exercise price, the difference between the put exercise price and the current price of the underlying commodity futures or forward contract on or before a specified date (in the case of “American-style” options, on or before the expiration date or, in the case of “European-style” options, at the expiration date). If the price of the commodity futures or forward contract is greater than the exercise price of the put option upon expiration, then the Fund will have incurred the cost of the option but not have received any benefit from its purchase. In addition, because the Fund generally will purchase commodity put options that are substantially out-

of-the-money, the Fund will not be protected against, and will bear the loss associated with, a market decline down to the exercise price of the option.

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

Past performance is no assurance of future results. The Fund’s performance to date is due in part to the proprietary commodity investment methodology employed by Gresham. Gresham bases its investment decisions on three inputs: (i) systematic calculations of the values of global commodity production; (ii) total U.S. dollar trading volume on commodity futures and forwards exchanges and (iii) global import/export trade values. Although the Manager does not anticipate a change in the commodity sub-advisor, any subsequent commodity sub-advisor to the Fund might employ a different commodity investment strategy than Gresham. Neither Gresham’s proprietary methodology nor the investment methodology that may be used by any subsequent commodity sub-advisor takes into account unanticipated world events that may cause losses to the Fund. In any event, past performance does not assure future results.

Descriptions of the Commodity Sub-advisor’s strategies may not be applicable in the future. The Commodity Sub-advisor or any subsequent commodity sub-advisor may make material changes to the investment strategy it uses in investing the Fund’s assets with the consent of the Manager, who has the sole authority to authorize any material changes. If this happens, the descriptions in this document would no longer be accurate or useful. You will be informed of any changes to the Commodity Sub-advisor’s strategy that the Manager deems to be material; however, you may not be notified until after a change occurs. Non-material changes may be made by the Commodity Sub-advisor or any subsequent commodity sub-advisor without the Manager’s consent. Such potential changes may nevertheless affect the Fund’s performance. The Manager currently intends to make certain changes in strategy if the proposed Conversion of the Fund is approved and implemented. See “Regulatory and Operating Risks — The Conversion of the Fund may not occur.”

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

During a period when commodity prices are fairly stable, the absence of “backwardation” in the prices of commodity futures contracts held long by the Fund may cause the price of your shares to decrease. As the futures contracts held by the Fund near expiration, they are replaced by contracts that have a later expiration. For example, a contract purchased and held in March 2015 may have an expiration date in June 2015. As this contract nears expiration, a long position in the contract may be replaced by selling the June 2015 contract and purchasing a contract expiring in September 2015. This process is known as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities such as crude oil, heating oil and sugar, that are typically consumed immediately rather than stored) have often been higher for contracts with near-term expirations than for contracts with longer-term expirations. This circumstance is referred to as “backwardation.” Absent other factors, in these circumstances, the sale of a long position in the June 2015 contract would be made at a higher price than the purchase of the September 2015 contract, thereby allowing the Fund to purchase a greater quantity of the September 2015 contract. Conversely, a “contango” market is one in which the prices of commodity futures contracts in the near-term months are lower than the prices of contracts in the longer-term months due to long-term storage costs and other factors. Commodities that have historically traded in a “contango” market are wheat, corn, gold, natural gas, coffee, lean hogs and soybean oil. The absence of “backwardation” or “contango” in certain commodities could adversely affect the value of the Fund’s portfolio and consequently decrease the value of your shares.

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

Recent market conditions. The recent financial crisis in the U.S. and global economies, including the European sovereign debt crisis, has resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. Liquidity in some markets has decreased and credit has become scarcer worldwide. Recent regulatory changes, including the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, may cause lending activity within the financial services sector to be constrained for several years as Basel III rules phase in and rules and regulations are promulgated and interpreted under the Dodd-Frank Act. In response to the crisis, the U.S. and other governments and the Federal Reserve and certain foreign central banks have taken steps to support financial markets. Withdrawal of this support (even when anticipated and done gradually), failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding, could adversely impact the value and liquidity of certain securities and futures contracts.

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

Regulatory and Operating Risks

The Conversion of the Fund may not occur. On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund into an open-end ETF. The purpose of the Conversion is to seek a closer alignment between the Fund’s share price and net asset value. The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. There can be no assurance as to when, or if, the Conversion actually will occur, and if it does occur, that it will achieve its stated purpose. In the event the Conversion does not occur, the Fund’s market price may fall, irrespective of the Fund’s performance.

The Fund is not a regulated investment company. Unlike certain other Nuveen Investments-sponsored funds, the Fund is not, and after the planned conversion will not be, a mutual fund, a closed-end fund, or any other type of investment company within the meaning of the 1940 Act. Accordingly, you do not have the protections afforded by that statute which, among other things, regulates the relationship between the investment company and its investment adviser and mandates certain authority to be held by the board of directors of an investment company.

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

The Fund has not been subject to independent review or review on your behalf. Shareholders do not have legal counsel representing them in connection with the Fund. Accordingly, a shareholder should consult its legal, tax and financial advisers regarding the desirability of investing in the Fund. As previously noted, you cannot predict the expected results of this Fund from the performance history of the Fund or of the other accounts managed by the Commodity Sub-advisor.

Deregistration of the Manager or Sub-advisors could disrupt operations. The Manager and the Commodity Sub-advisor are registered commodity pool operators, the Commodity Sub-advisor is a registered commodity trading advisor and the Collateral Sub-advisor is a registered investment adviser. If the CFTC were to terminate, suspend, revoke or not renew the Manager’s commodity pool operator registration, the Manager would be compelled to withdraw as the Fund’s manager, and the shareholders would then determine whether to select a replacement manager or to dissolve the Fund. If the CFTC and/or the SEC, as applicable, were to terminate, suspend, revoke or not renew either of the Sub-advisor’s registrations, the Manager would terminate the management agreement with that Sub-advisor. The Manager could choose to appoint a new sub-advisor or terminate the Fund. No regulatory action is currently pending or threatened against the Manager, the Commodity Sub-advisor or the collateral Sub-advisor.

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The total return generated by the Fund’s investments can vary widely over the short term and long term and the Fund may liquidate investments in order to make distributions. The timing and terms of any such liquidation could be disadvantageous to the Fund. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which NCAM earns management fees and may negatively affect the market price of the Fund’s shares. In the event the Conversion occurs, the Fund will discontinue its distribution policy.

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

Increased oversight of foreign financial assets. Under the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (commonly known as “FATCA”) enacted in 2010, foreign financial institutions and non-financial foreign entities and certain U.S. taxpayers holding foreign financial assets will be subject to an enhanced reporting, disclosure, certification, withholding, and enforcement regime. Among other things, certain “withholdable payments” made to a foreign financial institution or non-financial foreign entity will generally be subject to withholding tax unless the foreign financial institution enters into a disclosure compliance agreement with the U.S. Treasury or the non-financial foreign entity certifies as to its ownership. A foreign financial institution formed or doing business in a jurisdiction that has entered into an intergovernmental agreement to implement FATCA may need to comply with rules enacted by that jurisdiction, rather than entering into an agreement with U.S. Treasury. Such potentially “withholdable payments” under FATCA include certain interest, dividends, rents, and other gains or income from U.S. sources, but exclude income derived from the active conduct of a business. The general effective date of FATCA was July 1, 2014. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

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

Possible constructive termination. Under U.S. federal income tax law applicable to publicly traded partnerships like the Fund, if a partnership experiences sales or exchanges of 50% or more of its shares during a twelve month period, the partnership is “constructively terminated,” requiring it to close its tax year (and file its tax returns for that period or request an extension by the 15th day of the fourth month after the month in which the termination occurs) and restart a new tax year. It is difficult for publicly traded partnerships to ascertain on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders. Therefore, a publicly traded partnership may not be aware that a constructive termination occurred until well after the fact, which potentially subjects the partnership to substantial penalties for failing to file the tax return for the period preceding the termination in a timely manner. Based on information received by the Manager to date, the Manager does not believe the Fund experienced a constructive termination during the tax year ended December 31, 2014.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a) The shares of the Fund trade on the NYSE MKT under the ticker symbol “CFD.”

The following table sets forth, for the calendar quarters indicated, the high and low intra-day market prices per share.

	Share Price
Fiscal Quarter Ended	High	Low
December 2014	$13.83	$11.46
September 2014	$16.30	$13.46
June 2014	$16.51	$15.83
March 2014	$16.46	$14.93
December 2013	$17.00	$14.75
September 2013	$17.60	$16.04
June 2013	$20.84	$16.54
March 2013	$22.09	$20.00

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

Fiscal Quarter Ended	High	Low
December 2014	(5.81)%	(18.99)%
September 2014	(8.03)%	(16.23)%
June 2014	(11.30)%	(15.16)%
March 2014	(12.90)%	(16.19)%
December 2013	(11.10)%	(18.58)%
September 2013	(7.10)%	(14.29)%
June 2013	0.85%	(10.31)%
March 2013	0.73%	(5.88)%

Refer to the Fund Total Returns section of “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the proposed Conversion’s impact on the Fund’s shares discount.

As of December 31, 2014, the Fund had approximately 8,394 shareholders.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the 2013 and 2014 calendar years.

During the fiscal years ended December 31, 2014 and December 31, 2013, the Fund declared distributions per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 26, 2014	December 30, 2014	December 31, 2014	$0.130
November 25, 2014	November 28, 2014	December 1, 2014	$0.130
October 29, 2014	October 31, 2014	November 3, 2014	$0.130
September 26, 2014	September 30, 2014	October 1, 2014	$0.130
August 27, 2014	August 29, 2014	September 2, 2014	$0.130
July 29, 2014	July 31, 2014	August 1, 2014	$0.130
June 26, 2014	June 30, 2014	July 1, 2014	$0.130
May 28, 2014	May 30, 2014	June 2, 2014	$0.130
April 28, 2014	April 30, 2014	May 1, 2014	$0.130
March 27, 2014	March 31, 2014	April 1, 2014	$0.130
February 26, 2014	February 28, 2014	March 3, 2014	$0.130
January 29, 2014	January 31, 2014	February 3, 2014	$0.130
December 26, 2013	December 30, 2013	December 31, 2013	$0.130
November 26, 2013	November 29, 2013	December 2, 2013	$0.130
October 29, 2013	October 31, 2013	November 1, 2013	$0.130
September 26, 2013	September 30, 2013	October 1, 2013	$0.130
August 28, 2013	August 30, 2013	September 3, 2013	$0.130
July 29, 2013	July 31, 2013	August 1, 2013	$0.130
June 26, 2013	June 28, 2013	July 1, 2013	$0.145
May 29, 2013	May 31, 2013	June 3, 2013	$0.145
April 26, 2013	April 30, 2013	May 1, 2013	$0.145
March 26, 2013	March 28, 2013	April 1, 2013	$0.145
February 26, 2013	February 28, 2013	March 1, 2013	$0.145
January 29, 2013	January 31, 2013	February 1, 2013	$0.145

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

On February 2, 2015, the Manager announced that the Fund’s regular monthly distribution to shareholders would be reduced from $0.130 per share to $0.103 per share effective with the distribution payable on March 2, 2015.

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

c) On December 21, 2011, the Fund adopted an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund announced the reauthorization of its open-market share repurchase program, pursuant to which it may repurchase an aggregate of up to 10 percent of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). The Fund has repurchased shares pursuant to this program as set forth in the following table:

Period	Total Number of Shares Repurchased	Weighted Average Price per Share Repurchased	Maximum Number of Shares that May Yet Be Repurchased
12/21/11 to 12/31/11	38,000	$19.68	Approximately 882,000
1/01/12 to 1/31/12	9,800	$20.77	Approximately 872,200
12/01/13 to 12/31/13	12,300	$15.16	Approximately 859,900
10/01/14 to 10/31/14	49,900	$12.95	Approximately 810,000
11/01/14 to 11/30/14	50,000	$12.82	Approximately 760,000
12/01/14 to 12/31/14	60,000	$11.86	Approximately 700,000

No shares have been repurchased outside of the program described above.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the fiscal years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund. Prior to the Fund’s initial public offering on September 27, 2010, the Fund had no operations other than those related to organizational matters. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Total assets	$135,567,711	$170,897,991	$204,648,073	$220,582,524	$251,985,626
Total liabilities	$12,369,707	$3,751,307	$7,506,165	$6,402,395	$4,227,878
Net assets	$123,198,004	$167,146,684	$197,141,908	$214,180,129	$247,757,748
Net increase (decrease) in cash	$-	$-	$-	$(16)	$16
Shares outstanding	9,047,040	9,206,940	9,219,240	9,229,040	9,267,040
Net asset value per share outstanding	$13.62	$18.15	$21.38	$23.21	$26.74
Total distributions per share	$1.5600	$1.6500	$1.7400	$1.7400	$0.4350

Total investment income	$139,301	$199,940	$248,744	$309,181	$80,235
Net investment income (loss)	$(2,746,661)	$(3,055,568)	$(3,626,137)	$(3,612,955)	$(1,185,458)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(24,874,870)	$(11,541,550)	$2,833,162	$(13,093,466)	$32,187,099
Net income (loss)	$(27,621,531)	$(14,597,118)	$(792,975)	$(16,706,421)	$31,001,641
Net income (loss) per weighted-average share	$(3.01)	$(1.58)	$(0.09)	$(1.80)	$3.43	(1)

(1)	For the period September 27, 2010 (the Fund’s commencement of operations) through December 31, 2010.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
Total investment income	$30,617	$33,081	$38,311	$37,292
Net investment income (loss)	$(603,136)	$(681,941)	$(747,737)	$(713,847)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(18,531,301)	$(17,224,220)	$2,887,863	$7,992,788
Net income (loss)	$(19,134,437)	$(17,906,161)	$2,140,126	$7,278,941
Increase (decrease) in net assets	$(24,689,468)	$(21,496,867)	$(1,450,580)	$3,688,235
Net income (loss) per weighted-average share	$(2.10)	$(1.94)	$0.23	$0.79

	For the Three Months Ended 2013
	December 31	September 30	June 30	March 31
Total investment income	$39,886	$43,001	$56,393	$60,660
Net investment income (loss)	$(756,721)	$(785,789)	$(763,445)	$(749,613)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(1,602,591)	$7,000,507	$(14,508,974)	$(2,430,492)
Net income (loss)	$(2,359,312)	$6,214,718	$(15,272,419)	$(3,180,105)
Increase (decrease) in net assets	$(6,141,178)	$2,619,218	$(19,282,789)	$(7,190,475)
Net income (loss) per weighted-average share	$(0.25)	$0.67	$(1.66)	$(0.34)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in this Annual Report. The discussion and analysis includes forward-looking statements that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These forward-looking statements are based on information currently available to the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser, and are subject to a number of risks, uncertainties and other factors, both known (such as those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report) and unknown, that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Results of Operations

The Year Ended December 31, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $12.83 on the close of business on December 31, 2014. This represents a decrease of 15.43% in share price (not including an assumed reinvestment of distributions) from the $15.17 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the year were $16.51 (May 23, 2014) and $11.46 (December 17, 2014), respectively. During the year, the Fund paid distributions totaling $1.560 per share to shareholders. The Fund’s total return on market value for the year, which assumes reinvestment of such distributions, was -6.07%. At December 31, 2014, shares of the Fund traded at a 5.80% discount to the Fund’s net asset value of $13.62. During the year the Fund repurchased 159,900 shares, refer to “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for further details on the repurchase activity.

The Year Ended December 31, 2013 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $15.17 on the close of business on December 31, 2013. This represents a decrease of 24.04% in share price (not including an assumed reinvestment of distributions) from the $19.97 price at which the shares of the Fund traded on the close of business on December 31, 2012. The high and low intra-day share prices for the year were $22.09 (January 23, 2013) and $14.75 (December 17, 2013), respectively. During the year, the Fund paid distributions totaling $1.6500 per share to shareholders. The Fund’s total return on market value for the year, which assumes reinvestment of such distributions, was -16.64%. At December 31, 2013, the shares of the Fund traded at a 16.42% discount to the Fund’s net asset value of $18.15. During the year the Fund repurchased 12,300 shares.

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

The Year Ended December 31, 2014 – Net Assets of the Fund

The Fund’s net assets decreased from $167.1 million at December 31, 2013, to $123.2 million at December 31, 2014, a decrease of $43.9 million. The decrease in the Fund’s net assets was due to a net loss of $27.6 million, $14.3 million of distributions to shareholders and $2.0 million of share repurchases.

The Fund generated a net loss of $27.6 million for the year ended December 31, 2014, resulting from interest income of $0.1 million, offset by expenses of $2.9 million, realized losses of $13.0 million and net unrealized depreciation of $11.8 million.

During the year ended December 31, 2014, the Fund’s collateral investments generated interest income of $139,301, which represents 0.09% of average net assets for the year ended December 31, 2014.

The net asset value per share on December 31, 2014, was $13.62. This represents a decrease of 24.96% in net asset value (not including an assumed reinvestment of distributions) from the $18.15 net asset value as of December 31, 2013. The Fund declared distributions totaling $1.560 per share during the year. When an assumed reinvestment of these distributions is taken into account, the total return for the Fund on net asset value was -17.75% for the year ended December 31, 2014.

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

The Fund’s commodity portfolio, gained 1.43% for the year, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, was down -1.06% for the year. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes reinvestment of the Fund’s distributions, was -0.50%.

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

The Year Ended December 31, 2014 – Overall Commodity Market Commentary

The broad commodity market rallied early in the year, gaining 7.0% in the first quarter as measured by the BCOM, but retreated over the remainder of the year. Plentiful supply of energy and agriculture commodities, which in aggregate comprise roughly half of the BCOM, led to steep price declines across these commodities. As a result, the BCOM fell 17.0% for the year overall, with all groups except livestock finishing lower.

Energy was the weakest performer in the BCOM, plummeting 39.4% for the year. Within the group, crude oil declined the most, down 44.2%. Crude prices peaked for the year in June, then began to fall as global demand slowed amid booming supply. In November, two events roiled the oil futures market; a price cut by Saudi Arabia and an unexpected decision by the Organization of Petroleum Exporting Countries (OPEC) to leave production levels unchanged, which hastened the decline in crude prices. Another weak performer within the energy group was natural gas, which lost 30.7% over the year. Although demand and prices were strong early in the year due to harsh winter weather, prices were volatile over the remainder of the year. Inventory rebuilding turned to oversupply, as demand was relatively restrained during milder-than-expected weather in the summer, fall and winter.

Agriculture commodities, as grouped by Gresham, fell 8.5% for the year. The group performed well early in the year, but slumped in the second and third quarters. Ideal growing conditions in the U.S. fueled expectations for record or near-record harvests of corn, wheat and soy, which weighed on prices. However, grain prices rallied at the end of the year on a combination of transportation delays in the U.S., unfavorable weather and export restrictions in Russia, and adverse weather in South America.

Industrial metals were down 6.9% for the year, led by weakness in copper prices. Fears about slackening global demand, especially from China, continued to put downward pressure on copper prices. Nickel and zinc, however, posted gains for the year. Uncertainties about nickel supply from the world’s two largest miners, Indonesia and Russia, helped prices rise.

Precious metals slid 6.7% for the year. Gold and silver prices fell in the second half of the year, as the U.S. dollar strengthened, which reduced demand for precious metals as a hedge against dollar weakness.

The foods and fibers group, as grouped by Gresham, was down 10.1% for the year. Sugar and cotton were the main detractors, declining on concerns about high inventories. In contrast, Arabica coffee was the best-performing individual commodity in the BCOM, up 37.7% for the year. Coffee prices rallied throughout the year as drought and heat in Brazil, the world’s largest Arabica coffee producer, diminished 2014 harvests and were expected to hurt 2015 crop yields as well.

Livestock, the only group in the BCOM with a positive return, was up 11.5% for the year. Live cattle prices gained strongly on concerns throughout the year of weaker supply, while lean hogs prices were modestly lower. A fatal virus outbreak contributed to supply shortage worries, helping lean hogs futures to rally early in the year, but prices retreated later in the year as cheaper feed costs encouraged farmers to bulk up their hogs to compensate for earlier losses.

The Year Ended December 31, 2013 – Overall Commodity Market Commentary

The broad commodity market suffered its third consecutive year of negative performance in 2013. Losses in the first, second, and fourth quarters exceeded a modest gain in the third quarter, as measured by the BCOM. Only one commodity group in the BCOM, energy, had a positive return for the year.

Energy commodities, at 38.9% of the BCOM at the end of the period, were its most significant commodity group by weight. The group rose 5.2% for the year, supported by gains in all of the BCOM’s energy positions — West Texas Intermediate (WTI) crude oil, Brent crude oil, heating oil, natural gas, and unleaded gas (RBOB). Political turmoil throughout the Middle East and Africa led to declining production in some key areas and heightened concerns about supply going forward, buoying crude oil prices. Natural gas benefited from a strong rally in the fourth quarter as extreme cold weather in the U.S. elevated demand above its previously expected seasonal increase.

Agricultural commodities, as grouped by Gresham, represented 20.1% of the BCOM at the end of the period. Weakness in corn, wheat, and soybean oil brought the overall group down 13.4% for the year. Prices for these commodities were hampered by robust supply amid favorable growing conditions, with corn in particular seeing record harvests during 2013. Soybean oil also suffered from tepid demand given the availability of cheaper substitutes such as palm oil.

Industrial metals comprised 16.7% of the BCOM at the end of the period. The group fell 13.6%, with prices for all four metals — aluminum, copper, nickel, and zinc — down for the year. Slowing economic growth in China dampened the outlook for the demand of these metals, weighing on prices especially in the first half of the year. Industrial metals’ performance turned marginally positive in the second half of the year, driven by rallies in copper during the third quarter and zinc in the fourth quarter, but these gains did not fully offset earlier losses.

Precious metals represents 11.3% of the BCOM, at the end of the period and was the BCOM’s worst performing group with a -30.8% return. Investors rotated away from gold and silver as the probability of the U.S. Federal Reserve’s (the “Fed”) exit from quantitative easing became more likely as 2013 progressed. With economic data improving across the developed world, the demand for assets perceived as “safe havens” declined. Furthermore, speculation that the Fed would taper its asset buying helped ease inflation expectations, tempering the demand for gold as an inflation hedge.

Foods and fibers, as grouped by Gresham, represented 7.7% of the BCOM at the end of the period. The group fell 16.9% in the BCOM, as losses in sugar and coffee offset positive performance in cotton. Forecasts for abundant supply from good growing weather for both sugar and coffee weighed on prices. Additionally, sugar prices were highly volatile in the fourth quarter. In October, a sugar stockpile was destroyed in a Brazilian warehouse fire, propelling prices toward a one-year high. However, as the inventory was expected to be replaced by reserves in India and China, prices sank to even lower levels than before the fire.

Livestock was the smallest group in the BCOM, with a 5.7% weight at the end of the period. Early in the year, high grain costs in the wake of a 2012 drought prompted ranchers to bring livestock to market early, bolstering supply and driving lean hogs and live cattle prices lower. Weak performance in the first quarter was followed by meager gains in the second and third quarters, then a small decline in the fourth quarter, resulting in a 3.5% loss for the livestock group for the year.

The Year Ended December 31, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio lost 16.6% for the 12-month period, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, declined 17.0%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was a loss of 17.75%. At the commodity group level, the Fund’s commodity portfolio outperformed the BCOM on an absolute basis in all commodity groups except foods and fibers.

The Fund writes — that is, sells — covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham sells exchange-traded commodity call options on up to 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return. The Fund’s option-writing activity slightly detracted from Fund performance for the year. However, premiums collected on other call options helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

The largest positive contributor to the Fund’s relative performance was the livestock position. The Fund benefited from its larger weight than the BCOM in live cattle, which gained during the year, as well as its allocation to feeder cattle, which also performed strongly and are not represented in the BCOM.

The Fund’s industrial metals and precious metals positions also helped relative returns. The Fund’s more diversified copper position, which included the London Metal Exchange (LME) contracts, outperformed the BCOM’s copper position, which does not have any LME exposure. Within precious metals, the Fund’s relative underweight in silver, which performed poorly in the year, was advantageous to relative returns. Additionally, the Fund’s exposure to gains in palladium, which is not represented in the BCOM, boosted relative results.

The main detractors from relative performance were in the energy, foods and fibers, and, to a lesser extent, agriculture positions. The Fund held an overweight allocation to the energy group, and to crude oil in particular, which was unfavorable during a period of falling prices. In foods and fibers, as grouped by Gresham, the Fund was underweight in coffee, limiting its participation in its price rally during the year. Also, the Fund’s slight underweight in agriculture, as grouped by Gresham, had a modestly negative impact on relative performance.

The Year Ended December 31, 2013 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio fell 6.4% for the 12-month period, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, was down 9.6%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -7.57%. At the commodity group level, the Fund’s commodity portfolio outperformed the BCOM on an absolute basis in all six commodity groups.

The Fund writes — that is, sells — covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham sells exchange-traded commodity call options on up to 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return. The Fund’s option-writing activity benefitted Fund performance for the year as many of the contracts written went unexercised allowing the Fund to retain the premiums received for those options. This premium retention was a positive factor for the period and helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

The Fund’s energy positions advanced 7.1% compared to 5.2% in the BCOM during the period. On a weighted basis, the Fund outperformed the BCOM in crude oil and heating oil, where it had higher relative weightings. However, options positions detracted slightly from relative performance.

The Fund’s agriculture positions, as grouped by Gresham, fell 7.7%, while the BCOM’s positions lost 13.4% for the period. Corn was the largest contributor to weighted relative performance, as the Fund’s lower weighting, favorable contract selection, and more advantageous timing in rolling some of its futures contracts were beneficial. The Fund also collected call option premiums on contracts sold that expired without being exercised.

The Fund’s industrial metals positions declined 12.4%, while the BCOM fell 13.6% for the period. The Fund held an underweight position in nickel when compared to the BCOM, during a period of negative performance, which was the main driver of relative outperformance on a weighted basis.

The Fund’s precious metals positions were down 28.1%, compared to the BCOM which was down 30.8% for the period, making this the worst performing group on an absolute basis. The Fund’s gold position outperformed that of the BCOM on a weighted basis, boosted by collecting option premiums on contracts sold that expired without being exercised.

The Fund’s foods and fibers positions, as grouped by Gresham, lost 11.3% compared to a 16.9% decline in the BCOM for the period. The Fund’s lower weights in sugar and coffee added the most value to weighted relative performance, as these contracts’ performance disappointed during the period.

In the livestock group, the Fund’s position slid 3.2% while the BCOM’s fell 3.5% for the period. The Fund slightly outperformed on an absolute basis, while relative performance was neutral on a weighted basis. Positive results from the Fund’s lean hogs positions counterbalanced the negative impact of positions in feeder cattle (in which the BCOM does not have exposure) and live cattle.

The Year Ended December 31, 2012 – Overall Commodity Market and Fund Commodity Portfolio Commentary

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

Relative to its benchmark, the BCOM, the Fund outperformed in four commodities groups (energy, livestock, precious metals and foods and fibers), underperformed in agriculturals, and performed in line with the benchmark in industrial metals. The sharp run-up in prices of grains in 2012’s second and third quarters resulted in the exercise of some of the Fund’s covered call options, leading to underperformance in all positions in the agriculturals group, except soybean oil. However, the Fund’s positions in agriculturals nonetheless gained approximately 12% for the year, versus 14.45% for the BCOM. In energy, the Fund outperformed in crude oil, heating oil, natural gas and unleaded gas. The Fund lost approximately 2% on its energy holdings, compared to a loss of 9% for the BCOM, due to profitable management of contract positions, especially in natural gas, and premiums earned on the portfolio’s covered options.

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

During the year, several of the commodity futures portfolio’s call options expired without being exercised. Depending on the contract and time period, this allowed the Fund to earn the entire call option premium without sacrificing any appreciation on the related futures contract, thereby offsetting some of the Fund’s losses, and benefiting the Fund’s overall performance. In certain cases during the year where the futures contract price appreciation was significant, the options the Fund wrote were exercised, which limited the Fund’s full participation in that commodity contract’s gains. This effect is illustrated by corn, where the commodity returned approximately 19% in the BCOM for 2012 but 6% for the Fund over the same period, reflecting the negative impact of forgone futures contract appreciation due to option contracts being exercised. That is, the premiums received on the exercise of the options contracts were less than the foregone upside of the futures positions. (As noted, however, while the Fund did not capture all of the upside appreciation in certain agriculture-related commodity futures contracts, the Fund did participate meaningfully in the rise in agricultural commodity markets for the year, returning approximately 12% versus 14% for the BCOM.) In summary, the options program allowed the Fund to limit its volatility relative to its benchmark while also allowing the Fund to participate meaningfully in the appreciation in those commodity groups with strong price appreciation.

Fund Total Returns

The following table presents selected total returns for the Fund as of December 31, 2014. Total returns based on market value and net asset value present the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price per share at the end of the period for total returns based on market value, and at the ending net asset value share at the end of the period for total returns based on net asset value.

	Total Returns as of December 31, 2014
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	-4.12%	-6.07%	-6.81%
Net Asset Value	-12.93%	-17.75%	-5.10%
BCOM	-12.10%	-17.01%	-6.58%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

The graph below presents the Fund’s inception to date cumulative total return as of each month end based on the Fund’s market value and net asset value, as well as the cumulative total return of the BCOM as of each month end, for the period September 27, 2010 (commencement of Fund operations) through December 31, 2014. The total returns on net asset value and market value assume the reinvestment of distributions on the distribution payment date as described above.

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund into an open-end ETF. The stated purpose of the proposed Conversion is to seek a closer alignment between the Fund’s market price and its net asset value. Following the announcement, the Fund’s market price increased, substantially reducing the Fund’s discount. The Manager believes that investors may have been buying shares in anticipation of the Conversion. In the event the Conversion does not occur, the Fund’s market price may fall, irrespective of the Fund’s performance.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of December 31, 2014. The December 31, 2014 composition serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	15.31%	10.06%
	Heating Oil	3.90%	2.75%
	Natural Gas	5.76%	7.67%
	Unleaded Gas	2.28%	2.42%

		27.25%	22.90%

Industrial Metals	Aluminum	5.07%	5.89%
	Copper	9.81%	7.55%
	Nickel	1.55%	2.76%
	Zinc	1.54%	2.95%
	Lead	0.94%	0.00%

		18.91%	19.15%

Agriculturals	Corn	4.76%	8.02%
	Soybean	6.86%	5.46%
	Wheat	4.29%	5.33%
	Soybean Meal	3.21%	2.68%
	Soybean Oil	1.40%	2.87%

		20.52%	24.36%

Precious Metals	Gold	11.55%	13.29%
	Silver	2.79%	3.91%
	Platinum	0.84%	0.00%
	Palladium	0.45%	0.00%

		15.63%	17.20%

Foods and Fibers	Cotton	1.25%	1.34%
	Sugar	1.80%	4.28%
	Coffee	1.92%	3.95%
	Cocoa	0.64%	0.00%

		5.61%	9.57%

Livestock	Live Cattle	7.65%	4.69%
	Lean Hogs	2.49%	2.13%
	Feeder Cattle	1.94%	0.00%

		12.08%	6.82%

Total		100.00%	100.00%

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

Off-Balance Sheet Arrangements

As of December 31, 2014, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Refer to note 2 of the Fund’s Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for the summary of significant accounting policies of the Fund.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of December 31, 2014. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of December 31, 2014, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2015	102	$57.3300	1,000	$5,847,660
	ICE Brent Crude Oil Futures Contract	Long	March 2015	100	58.2100	1,000	5,821,000
	NYMEX Crude Oil Futures Contract	Long	February 2015	68	53.2700	1,000	3,622,360
	NYMEX Crude Oil Futures Contract	Long	March 2015	66	53.7000	1,000	3,544,200
	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2015	20	521.2500	100	1,042,500
	NYMEX NY Harbor ULSD Futures Contract	Long	February 2015	32	1.8336	42,000	2,464,358
	NYMEX NY Harbor ULSD Futures Contract	Long	March 2015	17	1.8172	42,000	1,297,481
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2015	158	2.8890	10,000	4,564,620
	NYMEX Natural Gas Futures Contract	Long	March 2015	87	2.8960	10,000	2,519,520
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2015	24	1.4721	42,000	1,483,877
	NYMEX Gasoline RBOB Futures Contract	Long	March 2015	21	1.5041	42,000	1,326,616

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	January 2015	143	1,833.7500	25	6,555,656
	LME Primary Aluminum Futures Contract	Short	January 2015	(7)	1,833.7500	25	(320,906)
	Copper
	COMEX Copper Futures Contract	Long	March 2015	32	2.8255	25,000	2,260,400
	COMEX Copper Futures Contract	Long	May 2015	9	2.8235	25,000	635,287
	LME Copper Futures Contract	Long	January 2015	61	6,349.0000	25	9,682,225
	LME Copper Futures Contract	Long	March 2015	21	6,308.0000	25	3,311,700
	LME Copper Futures Contract	Short	January 2015	(23)	6,349.0000	25	(3,650,675)
	LME Copper Futures Contract	Short	March 2015	(1)	6,308.0000	25	(157,700)
	Nickel
	LME Nickel Futures Contract	Long	January 2015	22	15,088.0000	6	1,991,616
	LME Nickel Futures Contract	Short	January 2015	(1)	15,088.0000	6	(90,528)
	Zinc
	LME Zinc Futures Contract	Long	January 2015	37	2,168.0000	25	2,005,400
	LME Zinc Futures Contract	Short	January 2015	(2)	2,168.0000	25	(108,400)
	Lead
	LME Lead Futures Contract	Long	January 2015	25	1,851.0000	25	1,156,875

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2015	295	$3.9700	5,000	$5,855,750
	Soybean
	CBOT Soybean Futures Contract	Long	March 2015	165	10.2350	5,000	8,443,875
	Wheat
	CBOT Wheat Futures Contract	Long	March 2015	44	5.8975	5,000	1,297,450
	KCBT Wheat Futures Contract	Long	March 2015	127	6.2650	5,000	3,978,275
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2015	102	347.6000	100	3,545,520
	CBOT Soybean Meal Futures Contract	Long	May 2015	12	340.9000	100	409,080
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2015	78	0.3214	60,000	1,504,152
	CBOT Soybean Oil Futures Contract	Long	May 2015	11	0.3235	60,000	213,510

Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2015	120	1,184.1000	100	14,209,200
	Silver
	CEC Silver Futures Contract	Long	March 2015	44	15.5990	5,000	3,431,780
	Platinum
	NYMEX Platinum Futures Contract	Long	April 2015	17	1,209.5000	50	1,028,075
	Palladium
	NYMEX Palladium Futures Contract	Long	March 2015	7	798.4000	100	558,880

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	March 2015	51	0.6027	50,000	1,536,885
	Sugar
	ICE Sugar Futures Contract	Long	March 2015	124	0.1452	112,000	2,016,538
	ICE Sugar Futures Contract	Long	May 2015	12	0.1492	112,000	200,525
	Coffee
	ICE Coffee C Futures Contract	Long	March 2015	20	1.6660	37,500	1,249,500
	LIFFE Coffee Robusta Futures Contract	Long	March 2015	58	1,916.0000	10	1,111,280
	Cocoa
	ICE Cocoa Futures Contract	Long	March 2015	20	2,910.0000	10	582,000
	ICE Cocoa Futures Contract	Long	May 2015	7	2,892.0000	10	202,440

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2015	128	1.6355	40,000	8,373,760
	CME Live Cattle Futures Contract	Long	April 2015	16	1.6240	40,000	1,039,360
	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2015	84	0.8120	40,000	2,728,320
	CME Lean Hog Futures Contract	Long	April 2015	10	0.8328	40,000	333,100
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2015	22	2.1733	50,000	2,390,575

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2015	(91)	$70.50	$(2,730)
	ICE Brent Crude Oil Futures Options	February 2015	(10)	74.00	(200)
	NYMEX Crude Oil Futures Options	January 2015	(61)	63.50	(4,270)
	NYMEX Crude Oil Futures Options	January 2015	(6)	74.00	(60)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	January 2015	(32)	2.65	(134)
	Natural Gas
	NYMEX Natural Gas Futures Options	January 2015	(123)	4,850.00	(2,460)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2015	(23)	22,800.00	(97)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options	January 2015	(68)	2,075.00	-
	Copper
	LME Copper Futures Options	January 2015	(38)	6,800.00	(19)
	Nickel
	LME Nickel Futures Options	January 2015	(11)	17,500.00	(2)
	Zinc
	LME Zinc Futures Options	January 2015	(17)	2,300.00	(111)
	Lead
	LME Lead Futures Options	January 2015	(13)	2,100.00	-

Agriculturals	Corn
	CBOT Corn Futures Options	February 2015	(147)	410.00	(76,256)
	Soybean
	CBOT Soybean Futures Options	February 2015	(82)	1,080.00	(60,475)
	Wheat
	CBOT Wheat Futures Options	February 2015	(25)	620.00	(32,188)
	CBOT Wheat Futures Options	February 2015	(22)	580.00	(30,525)
	CBOT Wheat Futures Options	February 2015	(21)	640.00	(17,981)
	CBOT Wheat Futures Options	February 2015	(17)	710.00	(3,187)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2015	(57)	400.00	(15,105)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2015	(45)	355.00	(4,050)

Precious Metals	Gold
	CEC Gold Futures Options	January 2015	(60)	1,280.00	(9,600)
	Silver
	CEC Silver Futures Options	February 2015	(22)	1,800.00	(14,520)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	February 2015	(26)	68.00	(1,430)
	Sugar
	ICE Sugar Futures Options	February 2015	(68)	17.75	(1,523)
	Coffee
	ICE Coffee C Futures Options	February 2015	(19)	210.00	(5,914)
	Cocoa
	ICE Cocoa Futures Options	February 2015	(14)	3,250.00	(980)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2015	(92)	177.00	(10,120)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2015	(16)	95.00	(800)
	CME Lean Hogs Futures Options	February 2015	(31)	93.00	(2,170)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2014, the Fund held U.S. Treasury bills valued at $112,651,962 with a total par value of $112,700,000, and a repurchase agreement valued at $1,085,421.

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

Report of Independent Registered Public Accounting Firm

To the Independent Committee and Shareholders of

Nuveen Diversified Commodity Fund:

In our opinion, the accompanying schedule of investments at December 31, 2014 and the statements of financial condition, the related statements of operations, of changes in shareholders’ capital and of cash flows present fairly, in all material respects, the financial position of Nuveen Diversified Commodity Fund (the “Company”) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, IL

March 13, 2015

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

December 31, 2014

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 4,000	U.S. Treasury Bills	0.000%	1/08/15	Aaa	$3,999,992
6,000	U.S. Treasury Bills	0.000%	2/05/15	Aaa	5,999,856
10,000	U.S. Treasury Bills	0.000%	3/05/15	Aaa	9,999,700
15,000	U.S. Treasury Bills	0.000%	4/02/15	Aaa	14,998,500
18,000	U.S. Treasury Bills	0.000%	4/30/15	Aaa	17,997,354
18,700	U.S. Treasury Bills	0.000%	5/28/15	Aaa	18,695,063
5,500	U.S. Treasury Bills	0.000%	6/25/15	Aaa	5,497,674
18,000	U.S. Treasury Bills	0.000%	7/23/15	Aaa	17,988,642
8,000	U.S. Treasury Bills	0.000%	9/17/15	Aaa	7,990,256
2,000	U.S. Treasury Bills	0.000%	10/15/15	Aaa	1,997,180
6,000	U.S. Treasury Bills	0.000%	11/12/15	Aaa	5,990,844
1,500	U.S. Treasury Bills	0.000%	12/10/15	Aaa	1,496,901

$112,700	Total U.S. Government And Agency Obligations (cost $112,650,770)				$112,651,962

	Repurchase Agreements
$ 1,085	Repurchase Agreement with State Street Bank, dated 12/31/14, repurchase price $1,085,421, collateralized by $795,000 U.S. Treasury Bonds, 8.000%, due 11/15/21, value $1,113,007	0.000%	1/02/15	N/A	$1,085,421

	Total Repurchase Agreements (cost $1,085,421)				1,085,421

	Total Short-Term Investments (cost $113,736,191)				$113,737,383

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2015	102	$5,847,660	$(718,110)
	ICE Brent Crude Oil Futures Contract	Long	March 2015	100	5,821,000	(1,682,272)
	NYMEX Crude Oil Futures Contract	Long	February 2015	68	3,622,360	(377,800)
	NYMEX Crude Oil Futures Contract	Long	March 2015	66	3,544,200	(755,150)

	Total Crude Oil					(3,533,332)

	Heating Oil
	ICE Gas Oil Futures Contract	Long	February 2015	20	1,042,500	(110,500)
	NYMEX NY Harbor ULSD Futures Contract	Long	February 2015	32	2,464,358	(703,568)
	NYMEX NY Harbor ULSD Futures Contract	Long	March 2015	17	1,297,481	(300,833)

	Total Heating Oil					(1,114,901)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2015	158	4,564,620	(1,895,660)
	NYMEX Natural Gas Futures Contract	Long	March 2015	87	2,519,520	(905,560)

	Total Natural Gas					(2,801,220)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Contract	Long	February 2015	24	$1,483,877	$(556,279)
	NYMEX Gasoline RBOB Futures Contract	Long	March 2015	21	1,326,616	(457,317)

	Total Unleaded Gas					(1,013,596)

	Total Energy					(8,463,049)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Contract	Long	January 2015	143	6,555,656	(373,981)
	LME Primary Aluminum Futures Contract	Short	January 2015	(7)	(320,906)	11,750

	Total Aluminum					(362,231)

	Copper
	COMEX Copper Futures Contract	Long	March 2015	32	2,260,400	(165,888)
	COMEX Copper Futures Contract	Long	May 2015	9	635,287	(6,638)
	LME Copper Futures Contract	Long	January 2015	61	9,682,225	(262,900)
	LME Copper Futures Contract	Long	March 2015	21	3,311,700	(179,550)
	LME Copper Futures Contract	Short	January 2015	(23)	(3,650,675)	178,975
	LME Copper Futures Contract	Short	March 2015	(1)	(157,700)	500

	Total Copper					(435,501)

	Nickel
	LME Nickel Futures Contract	Long	January 2015	22	1,991,616	(163,284)
	LME Nickel Futures Contract	Short	January 2015	(1)	(90,528)	72

	Total Nickel					(163,212)

	Zinc
	LME Zinc Futures Contract	Long	January 2015	37	2,005,400	(21,506)
	LME Zinc Futures Contract	Short	January 2015	(2)	(108,400)	400

	Total Zinc					(21,106)

	Lead
	LME Lead Futures Contract	Long	January 2015	25	1,156,875	(103,438)

	Total Industrial Metals					(1,085,488)

Agriculturals	Corn
	CBOT Corn Futures Contract	Long	March 2015	295	5,855,750	169,587

	Soybean
	CBOT Soybean Futures Contract	Long	March 2015	165	8,443,875	(5,703)

	Wheat
	CBOT Wheat Futures Contract	Long	March 2015	44	1,297,450	136,888
	KCBT Wheat Futures Contract	Long	March 2015	127	3,978,275	114,287

	Total Wheat					251,175

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2015	102	3,545,520	(59,239)
	CBOT Soybean Meal Futures Contract	Long	May 2015	12	409,080	(14,280)

	Total Soybean Meal					(73,519)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2015	78	1,504,152	(37,326)
	CBOT Soybean Oil Futures Contract	Long	May 2015	11	213,510	(2,838)

	Total Soybean Oil					(40,164)

	Total Agriculturals					301,376

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2015	120	$14,209,200	$(177,600)

	Silver
	CEC Silver Futures Contract	Long	March 2015	44	3,431,780	(144,100)

	Platinum
	NYMEX Platinum Futures Contract	Long	April 2015	17	1,028,075	(10,945)

	Palladium
	NYMEX Palladium Futures Contract	Long	March 2015	7	558,880	20,860

	Total Precious Metals					(311,785)

Foods and Fibers	Cotton
	ICE Cotton Futures Contract	Long	March 2015	51	1,536,885	(69,945)

	Sugar
	ICE Sugar Futures Contract	Long	March 2015	124	2,016,538	(261,700)
	ICE Sugar Futures Contract	Long	May 2015	12	200,525	(31,718)

	Total Sugar					(293,418)

	Coffee
	ICE Coffee C Futures Contract	Long	March 2015	20	1,249,500	(163,125)
	LIFFE Coffee Robusta Futures Contract	Long	March 2015	58	1,111,280	(20,370)

	Total Coffee					(183,495)

	Cocoa
	ICE Cocoa Futures Contract	Long	March 2015	20	582,000	(15,080)
	ICE Cocoa Futures Contract	Long	May 2015	7	202,440	(4,160)

	Total Cocoa					(19,240)

	Total Foods and Fibers					(566,098)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2015	128	8,373,760	(265,818)
	CME Live Cattle Futures Contract	Long	April 2015	16	1,039,360	(39,760)

	Total Live Cattle					(305,578)

	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2015	84	2,728,320	(258,961)
	CME Lean Hog Futures Contract	Long	April 2015	10	333,100	(12,300)

	Total Lean Hogs					(271,261)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2015	22	2,390,575	(135,750)

	Total Livestock					(712,589)

	Total Futures Contracts outstanding			2,585	$123,044,972	$(10,837,633)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2015	(91)	$70.50	$(2,730)
	ICE Brent Crude Oil Futures Options	February 2015	(10)	74.00	(200)
	NYMEX Crude Oil Futures Options	January 2015	(61)	63.50	(4,270)
	NYMEX Crude Oil Futures Options	January 2015	(6)	74.00	(60)

	Total Crude Oil				(7,260)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	January 2015	(32)	2.65	(134)

	Natural Gas
	NYMEX Natural Gas Futures Options	January 2015	(123)	4,850.00	(2,460)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2015	(23)	22,800.00	(97)

	Total Energy				(9,951)

Industrial Metals	Aluminum
	LME Primary Aluminum Futures Options(5)	January 2015	(68)	2,075.00	—

	Copper
	LME Copper Futures Options(5)	January 2015	(38)	6,800.00	(19)

	Nickel
	LME Nickel Futures Options(5)	January 2015	(11)	17,500.00	(2)

	Zinc
	LME Zinc Futures Options(5)	January 2015	(17)	2,300.00	(111)

	Lead
	LME Lead Futures Options(5)	January 2015	(13)	2,100.00	—

	Total Industrial Metals				(132)

Agriculturals	Corn
	CBOT Corn Futures Options	February 2015	(147)	410.00	(76,256)

	Soybean
	CBOT Soybean Futures Options	February 2015	(82)	1,080.00	(60,475)

	Wheat
	CBOT Wheat Futures Options	February 2015	(25)	620.00	(32,188)
	CBOT Wheat Futures Options	February 2015	(22)	580.00	(30,525)
	CBOT Wheat Futures Options	February 2015	(21)	640.00	(17,981)
	CBOT Wheat Futures Options	February 2015	(17)	710.00	(3,187)

	Total Wheat				(83,881)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2015	(57)	400.00	(15,105)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2015	(45)	355.00	(4,050)

	Total Agriculturals				(239,767)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Precious Metals	Gold
	CEC Gold Futures Options	January 2015	(60)	$1,280.00	$(9,600)

	Silver
	CEC Silver Futures Options	February 2015	(22)	1,800.00	(14,520)

	Total Precious Metals				(24,120)

Foods and Fibers	Cotton
	ICE Cotton Futures Options	February 2015	(26)	68.00	(1,430)

	Sugar
	ICE Sugar Futures Options	February 2015	(68)	17.75	(1,523)

	Coffee
	ICE Coffee C Futures Options	February 2015	(19)	210.00	(5,914)

	Cocoa
	ICE Cocoa Futures Options	February 2015	(14)	3,250.00	(980)

	Total Foods and Fibers				(9,847)

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2015	(92)	177.00	(10,120)

	Lean Hogs
	CME Lean Hogs Futures Options	February 2015	(16)	95.00	(800)
	CME Lean Hogs Futures Options	February 2015	(31)	93.00	(2,170)

	Total Lean Hogs				(2,970)

	Total Livestock				(13,090)

	Total Call Options Written outstanding
	(premiums received $952,693)		(1,257)		$(296,907)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2014

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $633,319 and $(11,470,952), respectively.
(5)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
ASSETS
Short-term investments, at value (cost $113,736,191 and $141,217,188, respectively)	$113,737,383	$141,238,384
Deposits with brokers	21,197,009	25,753,763
Unrealized appreciation on futures contracts	633,319	3,905,844

Total assets	$135,567,711	$170,897,991

LIABILITIES
Call options written, at value (premiums received $952,693 and $777,236, respectively)	$296,907	$1,029,767
Unrealized depreciation on futures contracts	11,470,952	2,026,830
Payable for shares repurchased	—	151,538
Accrued expenses:
Management fees	138,599	178,826
Independent Committee fees	13,103	12,935
Other	450,146	351,411

Total liabilities	12,369,707	3,751,307

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,047,040 shares issued and outstanding at December 31, 2014 and 9,206,940 shares issued and outstanding at December 31, 2013	217,646,428	219,648,412
Accumulated undistributed earnings (deficit)	(94,448,424)	(52,501,728)

Total shareholders’ capital (Net assets)	123,198,004	167,146,684

Total liabilities and shareholders’ capital	$135,567,711	$170,897,991

Net assets	$123,198,004	$167,146,684

Shares outstanding	9,047,040	9,206,940

Net asset value per share outstanding (net assets divided by shares outstanding)	$13.62	$18.15

Market value per share outstanding	$12.83	$15.17

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

	Year Ended December 31,
	2014	2013	2012
Investment Income:
Interest	$139,301	$199,940	$248,744

Total Investment Income	139,301	199,940	248,744

Expenses:
Management fees	1,996,737	2,256,873	2,606,260
Brokerage commissions	115,325	123,679	143,578
Custodian fees and expenses	102,590	112,260	114,805
Offering costs	—	—	332,930
Independent Committee fees and expenses	56,178	52,968	108,456
Professional fees	468,873	517,714	560,382
Shareholder reporting expenses	118,675	159,435	147,222
Other expenses	27,584	32,579	27,713

Total expenses before expense reimbursement	2,885,962	3,255,508	4,041,346
Expense reimbursement	—	—	(166,465)

Net expenses	2,885,962	3,255,508	3,874,881

Net investment income (loss)	(2,746,661)	(3,055,568)	(3,626,137)

Net realized gain (loss) from:
Short-term investments	547	3,618	(425)
Futures contracts	(16,873,345)	(21,217,789)	(5,031,471)
Call options written	3,826,262	4,711,122	7,166,083
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(20,004)	(9,983)	(1,266)
Futures contracts	(12,716,647)	5,662,047	1,138,797
Call options written	908,317	(690,565)	(438,556)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(24,874,870)	(11,541,550)	2,833,162

Net income (loss)	$(27,621,531)	$(14,597,118)	$(792,975)

Net income (loss) per weighted-average share	$(3.01)	$(1.58)	$(.09)
Weighted-average shares outstanding	9,188,249	9,219,170	9,219,413

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

	Year Ended December 31,
	2014	2013	2012
Shareholders’ capital—beginning of period	$167,146,684	$197,141,908	$214,180,129
Repurchase of shares	(2,001,984)	(186,659)	(203,766)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,746,661)	(3,055,568)	(3,626,137)
Net realized gain (loss) from:
Short-term investments	547	3,618	(425)
Futures contracts	(16,873,345)	(21,217,789)	(5,031,471)
Call options written	3,826,262	4,711,122	7,166,083
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(20,004)	(9,983)	(1,266)
Futures contracts	(12,716,647)	5,662,047	1,138,797
Call options written	908,317	(690,565)	(438,556)

Net income (loss)	(27,621,531)	(14,597,118)	(792,975)

Distributions to shareholders	(14,325,165)	(15,211,447)	(16,041,480)

Shareholders’ capital—end of period	$123,198,004	$167,146,684	$197,141,908

Shares—beginning of period	9,206,940	9,219,240	9,229,040
Repurchase of shares	(159,900)	(12,300)	(9,800)

Shares—end of period	9,047,040	9,206,940	9,219,240

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(27,621,531)	$(14,597,118)	$(792,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. Government and agency obligations	(136,568,938)	(146,062,076)	(288,232,021)
Proceeds from sales and maturities of U.S. government and agency obligations	163,699,924	176,495,271	292,051,302
Proceeds from (Purchase of) repurchase agreements, net	489,859	(991,830)	617,967
Premiums received for call options written	5,003,593	5,116,574	8,160,238
Cash paid for call options written	(1,001,874)	(602,263)	(1,448,155)
Amortization (Accretion) of short-term investments	(139,301)	(199,825)	701,725
(Increase) Decrease in:
Deposits with brokers	4,556,754	5,736,696	12,703,318
Interest receivable	—	—	561,049
Other assets	—	—	200,745
Increase (Decrease) in:
Accrued management fees	(40,227)	(32,162)	(18,646)
Accrued Independent Committee fees	168	(7,188)	(11,127)
Other accrued expenses	98,735	66,728	(67,696)
Net realized (gain) loss from:
Short-term investments	(547)	(3,618)	425
Call options written	(3,826,262)	(4,711,122)	(7,166,083)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	20,004	9,983	1,266
Futures contracts	12,716,647	(5,662,047)	(1,138,797)
Call options written	(908,317)	690,565	438,556

Net cash provided by (used in) operating activities	16,478,687	15,246,568	16,561,091

Cash flows from financing activities:
Cash paid for shares repurchased	(2,153,522)	(35,121)	(519,611)
Cash distributions paid to shareholders	(14,325,165)	(15,211,447)	(16,041,480)

Net cash provided by (used in) financing activities	(16,478,687)	(15,246,568)	(16,561,091)

Net increase (decrease) in cash	—	—	—
Cash—beginning of period	—	—	—

Cash—end of period	$—	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Sale of Nuveen Investments

On October 1, 2014, TIAA-CREF, a national financial services organization, completed its previously announced acquisition of Nuveen Investments, the parent company of the Manager, the Commodity Sub-adviser and the Collateral Sub-adviser. The transaction has not resulted in any change in the portfolio management of the Fund or in the Fund’s investment objectives or policies.

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Investment Objectives and Principal Investment Strategies

The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. Risk-adjusted total return refers to the income and capital appreciation generated by a

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

1. Organization (Continued)

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

2. Summary of Significant Accounting Policies

The Fund follows accounting and reporting guidance under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 “Financial Services-Investment Companies.” The following is a summary of significant accounting policies followed by the Fund in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The presentation of “Purchases of U.S. government and agency obligations”, “Proceeds from sales and maturities of U.S. Government and agency obligations” and “Proceeds from (Purchases of) repurchase agreements, net” on the Statements of Cash Flows has been reclassified in the prior years to conform to the December 31, 2014 presentation.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The average number of futures contracts outstanding during the fiscal years ended December 31, 2014 and December 31, 2013 was as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Average number of futures contracts outstanding*	2,764	3,076

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written”

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the fiscal years ended December 31, 2014 and December 31, 2013, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the fiscal years ended December 31, 2014 and December 31, 2013. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in call options written during the fiscal years ended December 31, 2014 and December 31, 2013 were as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,377	$777,236	1,537	$974,047
Options written	9,114	5,003,593	10,128	5,116,574
Options terminated in closing purchase transactions	(4,006)	(1,970,074)	(5,455)	(2,788,807)
Options expired	(3,848)	(2,173,528)	(3,897)	(2,058,351)
Options exercised	(1,380)	(684,534)	(936)	(466,227)

Outstanding, end of the period	1,257	$952,693	1,377	$777,236

The average number of call options written outstanding during the fiscal years ended December 31, 2014 and December 31, 2013 was as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Average number of call options written outstanding*	1,338	1,452

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments during the fiscal years ended December 31, 2014 and December 31, 2013. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of December 31, 2014 and December 31, 2013, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of December 31, 2014 and December 31, 2013, and recognized as a component of “Short-

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,085,421	$(1,085,421)	$—

	December 31, 2013
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,575,280	$(1,575,280)	$—

*	As of December 31, 2014 and December 31, 2013, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of December 31, 2014 and December 31, 2013 was $1,113,007 and $1,608,072, respectively.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$112,651,962	$—	$112,651,962
Repurchase Agreements	—	1,085,421	—	1,085,421
Investments in Derivatives:
Futures Contracts*	(10,837,633)	—	—	(10,837,633)
Call Options Written**	(296,775)	(132)	—	(296,907)

Total	$(11,134,408)	$113,737,251	$—	$102,602,843

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$139,663,104	$—	$139,663,104
Repurchase Agreements	—	1,575,280	—	1,575,280
Investments in Derivatives:
Futures Contracts*	1,879,014	—	—	1,879,014
Call Options Written	(779,835)	(249,932)	—	(1,029,767)

Total	$1,099,179	$140,988,452	$—	$142,087,631

*	Represents the net unrealized appreciation (depreciation) of futures contracts as reported on the Statements of Financial Condition.
**	Refer to the Schedule of Investments for a breakdown of call options written classified as Level 2, which is comprised of the Fund’s call options written on the LME.

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

December 31, 2014

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2014 and December 31, 2013, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

December 31, 2014

2. Summary of Significant Accounting Policies (Continued)

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

The following tables present the fair value of all derivative instruments held by the Fund as of December 31, 2014 and December 31, 2013, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		December 31, 2014 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$633,319	Unrealized depreciation on futures contracts	$11,470,952
Commodity	Options	—	—	Call options written, at value	296,907
Total			$633,319		$11,767,859

		December 31, 2013 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,905,844	Unrealized depreciation on futures contracts	$2,026,830
Commodity	Options	—	—	Call options written, at value	1,029,767
Total			$3,905,844		$3,056,597

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net realized gain (loss) from:
Futures contracts	$(16,873,345)	$(21,217,789)	$(5,031,471)
Call options written	3,826,262	4,711,122	7,166,083
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$(12,716,647)	$5,662,047	$1,138,797
Call options written	908,317	(690,565)	(438,556)

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

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

Transactions in share repurchases during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012, were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Shares repurchased	159,900	12,300	9,800

Weighted average price per share repurchased	$12.50	$15.16	$20.77

Weighted average discount per share repurchased	18.14%	17.10%	12.12%

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Year Ended December 31,
	2014	2013	2012
Net Asset Value:
Net asset value per share—beginning of period	$18.15	$21.38	$23.21
Net investment income (loss)	(0.30)	(0.33)	(0.39)
Net realized and unrealized gain (loss)	(2.71)	(1.25)	0.30
Distributions	(1.56)	(1.65)	(1.74)
Discount from shares repurchased	0.04	— *	—	*

Net asset value per share—end of period	$13.62	$18.15	$21.38

Market Value:
Market value per share—beginning of period	$15.17	$19.97	$20.30

Market value per share—end of period	$12.83	$15.17	$19.97

Ratios to Average Net Assets:
Net investment income (loss)	(1.72)%	(1.69)%	(1.74)%

Expenses	1.81%	1.80%	1.86	%(a)

Total Returns:(b)
Based on Net Asset Value	(17.75)%	(7.57)%	(0.50)%

Based on Market Value	(6.07)%	(16.64)%	6.67%

(a)	Net of expense reimbursement from the Manager.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2014

7. Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results of operations for the quarters within the fiscal years ended December 31, 2014 and December 31, 2013. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the Fund.

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
Total investment income	$30,617	$33,081	$38,311	$37,292
Net investment income (loss)	$(603,136)	$(681,941)	$(747,737)	$(713,847)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(18,531,301)	$(17,224,220)	$2,887,863	$7,992,788
Net income (loss)	$(19,134,437)	$(17,906,161)	$2,140,126	$7,278,941
Increase (decrease) in net assets	$(24,689,468)	$(21,496,867)	$(1,450,580)	$3,688,235
Net income (loss) per weighted average share	$(2.10)	$(1.94)	$0.23	$0.79

	For the Three Months Ended 2013
	December 31	September 30	June 30	March 31
Total investment income	$39,886	$43,001	$56,393	$60,660
Net investment income (loss)	$(756,721)	$(785,789)	$(763,445)	$(749,613)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(1,602,591)	$7,000,507	$(14,508,974)	$(2,430,492)
Net income (loss)	$(2,359,312)	$6,214,718	$(15,272,419)	$(3,180,105)
Increase (decrease) in net assets	$(6,141,178)	$2,619,218	$(19,282,789)	$(7,190,475)
Net income (loss) per weighted average share	$(0.25)	$0.67	$(1.66)	$(0.34)

8. Subsequent Event

Distributions

On February 2, 2015 the Manager announced that the Fund’s regular monthly distribution to shareholders would be reduced from $0.130 per share to $0.103 per share effective with the distribution payable on March 2, 2015.

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

The principal executive officer and principal financial officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Manager has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm that audited and reported on the financial statements included in this Annual Report, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Christopher A. Cotter. Mr. Cotter (age 55) is a Senior Advisor at River Branch Capital, where he is responsible for originating and executing transactions in a financial advisory and merchant banking capacity. Prior to this, from 2009 to 2011, he was the President and Founder of CAC Capital Advisory, LLC, where he served as a consultant to financial services firms and to boutique investment banks. Prior to founding CAC Capital Advisory, Mr. Cotter was a 20-year veteran of William Blair & Company, serving as Principal in the Financial Services Group from 1994 to 2009 and Associate from 1989 to 1993. Mr. Cotter worked on a full range of capital markets transactions, including mergers and acquisitions, private equity placements and public equity offerings for financial institutions. From 1987-1989, Mr. Cotter worked as an investment banking associate at Goldman Sachs in New York. Prior to this, he was a Certified Public Accountant at Price Waterhouse in Dallas, Texas since 1981. He earned a Bachelor of Science in Finance from the University of Illinois and holds an MBA from Harvard Business School. Mr. Cotter holds the Series 7, 24, and 63 FINRA licenses.

Jon C. Hunt. Mr. Hunt (age 63) retired in March 2013 from Convergent Capital Management, a multi-boutique asset management company, where he served as Managing Director and Chief Operating Officer from February 1998 through June 2012. He was involved in all management and acquisition activities and primarily responsible for post-acquisition affiliate support, including strategy design and execution, marketing, financial management, operations, governance, and compliance. Mr. Hunt serves as Trustee for the Advisors Inner Circle III Funds and related funds (since February 2014) sponsored by SEI Corporation. Mr. Hunt also serves as trustee (since March 2013) for City National Rochdale Funds, a proprietary fund complex. Prior to serving as trustee for City National Rochdale Funds, he worked as business manager for those Funds, responsible for negotiating contracts, board interaction and advisor/sub-advisor oversight. Prior to joining Convergent Capital, Mr. Hunt worked for the Northern Trust Company from 1973 to 1998. His most recent role was Senior Vice President in the Corporate and Institutional Services group, responsible for product development, product management, and marketing for Northern Trust Global Investments (“NTGI”). His responsibilities also included product management for the Master Trust and Master Custody, as well as Treasury Management businesses. Prior to this role, Mr. Hunt was responsible for NTGI Investment Products and Sales and served as the leader of Treasury Management Product Management, Marketing, Production and Servicing. He earned a Bachelor of Arts in Economics from Northwestern University, and an MBA from Kellogg Graduate School of Management.

L. Joe Moravy. Mr. Moravy (age 64) retired in February 2014 from Finance Scholars Group, a boutique consulting firm providing litigation support services, where he served as Managing Director since March 2010. From November 2008 to March 2010, Mr. Moravy was a Managing Director at LJM Advisory Services, providing audit and accounting related litigation support services. From June 2002 to October 2008, Mr. Moravy was a Partner at Ernst & Young LLP in the Financial Services Practice, providing Assurance and Advisory Services to public and private financial services companies. Prior to Ernst & Young, Mr. Moravy was a Partner from 1987 to 2002 and Audit Professional from 1974 to 1987 at Arthur Andersen LLP. In this role, he provided audit services to public and private financial services companies, as well as advisory services related to derivatives and treasury risk management. Since 2008, Mr. Moravy is a trustee on the board of AQR Funds, where he is the designated financial expert, as well as the Chair of the Audit Committee and member of the Nominating & Governance Committee. Mr. Moravy earned a Bachelor of Science in Business Administration (Economics concentration) from Michigan Technological University in 1972 and an MBA (Accounting concentration) from the University of Michigan in 1974. Mr. Moravy is a Certified Public Accountant in Illinois since 1975. He serves as a Life Trustee of the Michigan Tech Fund and is a member of the American Institute of Certified Public Accountants, Illinois CPA Society, Independent Directors Council of the Investment Company Institute, and the National Association of Corporate Directors.

Harry W. Short. Mr. Short (age 67) retired in April 2005 from a fifteen year career (since January 1990) at

The Northern Trust Corporation and The Northern Trust Company, where he served most recently as Executive Vice President and Controller, responsible for all corporate-wide accounting and tax matters, and Sarbanes-Oxley 404 internal controls compliance. He was the Chairman of the Profit Improvement Committee, member of the Corporate Risk Compliance and Credit Policy Committees, and was primary liaison with the Audit Committee of the Board of Directors. Prior to his career at Northern Trust, Mr. Short was a Partner in the Financial Services Practice at the international accounting firm KPMG, where he served from 1969 through 1990, focusing on audit, due diligence, and relationship management for banking and financial services clients. Mr. Short was a Certified Public Accountant in Illinois, New York, and New Jersey. He earned a Bachelor of Business Administration from Siena College, and an MBA from St. John’s University. He served as President of the Board of Directors of the Chicago Children’s Advocacy Center. Mr. Short was a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, the Executive Committee of the Chicago Civic Federation, the Audit Commission of the Bank Administration Institute, and DePaul University Finance Advisory Board.

The Independent Committee has determined that it has at least one “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) serving on it. The registrant’s audit committee financial experts are Mr. Short and Mr. Moravy, each of whom meets the independent director requirements established by the NYSE MKT.

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and its implementation, including:

•	the selection and ongoing monitoring of:

•	the Commodity Sub-adviser, which invests the Fund’s assets in commodity futures contracts and options; and

•	the Collateral Sub-adviser, which invests the Fund’s collateral in cash equivalents, U.S. government securities and other short-term, high grade debt securities;

•	assessment of performance and potential needs to modify strategy or change sub-advisers;

•	the determination of the Fund’s administrative policies;

•	the management of the Fund’s business affairs; and

•	the provision of certain clerical, bookkeeping and other administrative services for the Fund.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. In addition, the Manager has the rights and obligations with respect to the Fund as described in the Trust Agreement.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $230.8 billion of assets under management as of December 31, 2014. Nuveen Investments is a listed principal of the Manager.

The persons listed below serve as executive officers of the Manager. Their names, positions and tenure with the Manager and its affiliates are included below.

William Adams IV (age 58) has served as President of NCAM since August 30, 2011 and was Managing Director of NCAM from April 2010 until August 2011. He is the principal executive officer of NCAM and supervises its overall business activities. Since January 1, 2011, Mr. Adams has also served as Co-President of Nuveen Fund Advisers, LLC (“NFAL”), a registered commodity pool operator that manages investment companies subject to CFTC regulation. As Co-President, he is the executive responsible for all business-related decisions involving closed-end funds managed by NFAL. Mr. Adams is also Senior Executive Vice President (since January 2011), prior thereto, Executive Vice President of Global Structured Products at Nuveen Investments where he is responsible for the firm’s closed-end fund business. He is also a member of the Board of Directors of the Nuveen Fund Board (since September 1, 2013). Previously, Mr. Adams was Managing Director of Structured Investments, effective September 1997, where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing, effective August 1994, where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of NCAM on May 7, 2010 and July 13, 2010, respectively, and of NFAL on August 8, 2012 and January 1, 2013, respectively.

Margo Cook (age 50) has been Managing Director of NCAM since October 2011. In her role as the Head of Investment Services, Ms. Cook serves as the key liaison with sub-advisers of funds managed by NCAM and NFAL. Ms. Cook’s responsibilities include Investment Oversight, Valuation and Risk Management for all investment teams, as well as overseeing investment-related issues on behalf of NCAM and NFAL. Ms. Cook is also Executive Vice President of NFAL (since January 1, 2011), the chair of NCAM and NFAL’s Oversight Committees and is a member of Nuveen Investments’ Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of Nuveen Investments’ Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Prior to joining Nuveen Investments in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business from June 2007 to October 2008, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including: CIO and Head of Institutional Asset Management (2005 to 2007), Head of Institutional Fixed Income (1996 to 2005) and Senior Fixed Income Portfolio Manager (1988 to 1996). Ms. Cook is a Chartered Financial Analyst charterholder and received an executive MBA from Columbia University in May 2002. Ms. Cook was listed as a principal of NCAM on November 23, 2011, and of NFAL on December 14, 2012.

Stephen D. Foy (age 60) has served as Chief Financial Officer and principal financial officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is also a Managing Director (since 2014), formerly, Senior Vice President (2013 – 2014) and Vice President (2005 to 2013) of NFAL and Vice President and Controller of the Nuveen Funds (since 1998). In these capacities, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountants and custodians for the Nuveen Funds; for managing the fund administration activities for the Nuveen Funds, including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of expense budgets and maintenance of accrued expenses; for maintaining the relationships with the independent accountants and the audit committees of the Boards of Directors/Trustees of the Nuveen Funds; and for overseeing the accounting, custody and administration services provided by third parties to certain Dublin-based UCITS funds and other investment vehicles advised by NFAL. Mr. Foy was listed as a principal of NCAM on May 19, 2010.

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

Shanita Smith (age 36) has served as Chief Compliance Officer of NCAM since April 2013. She is responsible for implementing the compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Ms. Smith also oversees the compliance program of Nuveen Securities, LLC, a broker-dealer affiliate of NCAM (since May 2012). Ms. Smith assumed these positions after initially joining Nuveen Investments as a Senior Compliance Administrator in January 2011. Previously, Ms. Smith worked at Ariel Investments, an investment management firm (June 2006 to January 2011), where she held a variety of roles in compliance, transfer agent oversight and shareholder communications for the Ariel Mutual Funds. From April 2004 to June 2006, Ms. Smith worked at Vista360, a compliance consulting firm, where she managed client engagements. Prior thereto, Ms. Smith held a compliance position at U.S Bancorp Asset Management, an investment management firm (January 2001 to April 2004), focusing on fund compliance. Ms. Smith was listed as a principal of NCAM on May 6, 2013.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Code of Conduct, which is available at http://www.nuveen.com/CommodityInvestments, on the Fund’s webpage, under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain personnel of the Manager and the Sub-advisers, members of the Independent Committee and persons who own more than 10% of the Fund’s shares to file reports with the SEC regarding their ownership of the Fund’s shares and changes in such ownership. Employees of the Manager prepare these reports for the Independent Committee members and personnel of the Manager and Sub-advisers who request it on the basis of information obtained from them. Based on the Manager’s review of copies of these reports and other information obtained by the Manager, the Manager believes that during the fiscal year ended December 31, 2014, all such necessary reports were filed in a timely manner.

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

The Fund incurred $1,996,737 in management fees for the fiscal year ended December 31, 2014, of which $138,599 was still payable to the Manager at the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of December 31, 2014, by the Manager and its executive officers, portfolio managers and members of the Independent Committee. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Manager	840 Shares	0.01%

Executive Officers of Manager
William Adams IV	18,500 Shares	0.20%

Independent Committee
L. Joe Moravy	500 Shares	0.01%
Harry W. Short	1,600 Shares	0.02%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or member of the Independent Committee owned shares of the Fund as of December 31, 2014. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” of this Annual Report.

Item 14.	Principal Accounting Fees and Services

The following table set forth the fees for professional services rendered by the Fund’s independent registered public accountant, PwC, for the fiscal years ended December 31, 2014 and December 31, 2013.

	2014	2013
Audit Fees	$117,000	$112,240
Audit-Related Fees	—	—
Tax Fees	203,601	193,826
All Other Fees	—	—

Total	$320,601	$306,066

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2014 and December 31, 2013 annual financial statements included on Form 10-K. Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements.

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

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the shareholders of Nuveen Diversified Commodity Fund:

Pursuant to Rule 4.22(h) under the Commodity Exchange Act, the undersigned represents that, to the best of his knowledge and belief, the information contained in the Annual Report on Form 10-K for the year ended December 31, 2014, for Nuveen Diversified Commodity Fund is accurate and complete.

Nuveen Commodities Asset Management, LLC
Manager of Registrant

/s/ William Adams IV
President
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 13, 2015.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) March 13, 2015

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 13, 2015