Form 10-Q
period 2015-03-31
Nuveen Diversified Commodity Fund
filed 2015-05-07
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, the registrant had 9,047,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2015

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$11,000	U.S. Treasury Bills	0.000%	4/02/15	Aaa	$11,000,000
18,000	U.S. Treasury Bills	0.000%	4/30/15	Aaa	17,999,460
18,700	U.S. Treasury Bills	0.000%	5/28/15	Aaa	18,699,046
5,500	U.S. Treasury Bills	0.000%	6/25/15	Aaa	5,499,807
18,000	U.S. Treasury Bills	0.000%	7/23/15	Aaa	17,997,732
8,000	U.S. Treasury Bills	0.000%	9/17/15	Aaa	7,996,248
2,000	U.S. Treasury Bills	0.000%	10/15/15	Aaa	1,998,604
6,000	U.S. Treasury Bills	0.000%	11/12/15	Aaa	5,994,186
1,500	U.S. Treasury Bills	0.000%	12/10/15	Aaa	1,498,235
6,000	U.S. Treasury Bills	0.000%	3/03/16	Aaa	5,986,662

$94,700	Total U.S. Government and Agency Obligations (cost $94,664,233)				$94,669,980

	Repurchase Agreements
$1,506	Repurchase Agreement with State Street Bank, dated 3/31/15, repurchase price $1,505,768, collateralized by $1,485,000 U.S. Treasury Notes, 2.250%, due 11/15/24, value $1,536,975	0.000%	4/01/15	N/A	$1,505,768

	Total Repurchase Agreements (cost $1,505,768)				1,505,768

	Total Short-Term Investments (cost $96,170,001)				$96,175,748

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2015	103	$5,676,330	$(292,678)
	ICE Brent Crude Oil Futures Contract	Long	July 2015	100	5,708,000	(409,430)
	NYMEX Crude Oil Futures Contract	Long	May 2015	153	7,282,800	(404,460)
	NYMEX Crude Oil Futures Contract	Long	July 2015	79	4,011,620	(244,430)

	Total Crude Oil					(1,350,998)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2015	156	4,118,400	(259,460)
	NYMEX Natural Gas Futures Contract	Long	July 2015	116	3,191,160	(198,090)

	Total Natural Gas					(457,550)

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	May 2015	63	3,301,200	(106,075)
	NYMEX NY Harbor ULSD Futures Contract	Long	May 2015	44	3,156,384	51,384

	Total Heating Oil					(54,691)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Contract	Long	May 2015	45	$3,345,300	$(55,764)
	NYMEX Gasoline RBOB Futures Contract	Long	July 2015	12	879,430	(47,582)

	Total Unleaded Gas					(103,346)

	Total Energy					(1,966,585)

Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	May 2015	57	3,904,500	209,112
	COMEX Copper Futures Contract	Long	July 2015	20	1,371,250	12,375
	LME Copper Futures Contract	Long	April 2015	35	5,306,437	196,438

	Total Copper					417,925

	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2015	65	2,904,281	4,469
	LME Primary Aluminum Futures Contract	Long	May 2015	65	2,891,281	(133,281)
	LME Primary Aluminum Futures Contract	Short	May 2015	(1)	(44,481)	794

	Total Aluminum					(128,018)

	Nickel
	LME Nickel Futures Contract	Long	April 2015	27	2,000,376	(242,532)

	Zinc
	LME Zinc Futures Contract	Long	April 2015	37	1,917,988	43,244

	Lead
	LME Lead Futures Contract	Long	April 2015	13	593,206	22,831
	LME Lead Futures Contract	Long	May 2015	12	546,075	(22,125)

	Total Lead					706

	Total Industrial Metals					91,325

Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	May 2015	99	4,817,588	(61,850)
	CBOT Soybean Futures Contract	Long	July 2015	25	1,222,187	(42,563)

	Total Soybean					(104,413)

	Wheat
	CBOT Wheat Futures Contract	Long	May 2015	78	1,995,825	(31,938)
	KCBT Wheat Futures Contract	Long	May 2015	71	1,985,338	18,825

	Total Wheat					(13,113)

	Corn
	CBOT Corn Futures Contract	Long	May 2015	205	3,856,563	(183,825)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2015	81	2,647,080	32,150
	CBOT Soybean Meal Futures Contract	Long	July 2015	8	260,160	1,040

	Total Soybean Meal					33,190

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2015	53	966,402	(54,828)
	CBOT Soybean Oil Futures Contract	Long	July 2015	10	183,720	(9,480)

	Total Soybean Oil					(64,308)

	Total Agriculturals					(332,469)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2015	85	$10,057,200	$(99,450)

	Silver
	CEC Silver Futures Contract	Long	May 2015	36	2,987,640	4,860

	Platinum
	NYMEX Platinum Futures Contract	Long	July 2015	16	914,720	28,325

	Palladium
	NYMEX Palladium Futures Contract	Long	June 2015	7	514,710	(34,958)

	Total Precious Metals					(101,223)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2015	72	4,646,160	296,739
	CME Live Cattle Futures Contract	Long	June 2015	41	2,498,130	91,883

	Total Live Cattle					388,622

	Lean Hogs
	CME Lean Hog Futures Contract	Long	June 2015	107	3,244,240	(22,860)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2015	18	1,952,100	141,750

	Total Livestock					507,512

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	May 2015	117	1,563,307	(380,999)
	ICE Sugar Futures Contract	Long	July 2015	32	432,230	(37,453)
	ICE White Sugar Futures Contract	Long	May 2015	10	177,700	(16,775)
	ICE White Sugar Futures Contract	Long	August 2015	5	87,725	(2,565)

	Total Sugar					(437,792)

	Coffee
	ICE Coffee C Futures Contract	Long	May 2015	34	1,694,475	(375,150)
	LIFFE Coffee Robusta Futures Contract	Long	May 2015	20	345,800	(48,310)

	Total Coffee					(423,460)

	Cotton
	ICE Cotton Futures Contract	Long	May 2015	61	1,924,550	40,380

	Cocoa
	ICE Cocoa Futures Contract	Long	May 2015	27	728,730	(38,851)

	Total Foods and Fibers					(859,723)

	Total Futures Contracts outstanding			2,519	$113,765,817	$(2,661,163)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2015	(101)	$63.00	$(10,100)
	NYMEX Crude Oil Futures Options	April 2015	(58)	56.00	(6,380)
	NYMEX Crude Oil Futures Options	April 2015	(58)	51.00	(42,920)

	Total Crude Oil				(59,400)

	Natural Gas
	NYMEX Natural Gas Futures Options	April 2015	(68)	3,000.00	(11,560)
	NYMEX Natural Gas Futures Options	April 2015	(68)	2,900.00	(21,080)

	Total Natural Gas				(32,640)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	April 2015	(44)	1.91	(23,839)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2015	(29)	19,500.00	(25,212)

	Total Energy				(141,091)

Industrial Metals	Copper
	LME Copper Futures Options (5)	April 2015	(35)	6,200.00	(341)

	Aluminum
	LME Primary Aluminum Futures Options (5)	April 2015	(65)	1,875.00	—

	Nickel
	LME Nickel Futures Options (5)	April 2015	(12)	14,750.00	—
	LME Nickel Futures Options (5)	April 2015	(2)	15,250.00	—

	Total Nickel				—

	Zinc
	LME Zinc Futures Options (5)	April 2015	(19)	2,150.00	—

	Lead
	LME Lead Futures Options (5)	April 2015	(13)	1,850.00	(647)

	Total Industrial Metals				(988)

Agriculturals	Soybean
	CBOT Soybean Futures Options	April 2015	(35)	1,070.00	(1,094)
	CBOT Soybean Futures Options	April 2015	(27)	1,080.00	(675)

	Total Soybean				(1,769)

	Wheat
	CBOT Wheat Futures Options	April 2015	(8)	610.00	(1,250)
	CBOT Wheat Futures Options	April 2015	(39)	565.00	(4,144)
	CBOT Wheat Futures Options	April 2015	(27)	595.00	(6,919)

	Total Wheat				(12,313)

	Corn
	CBOT Corn Futures Options	April 2015	(103)	415.00	(4,506)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Agriculturals	Soybean Meal
(continued)	CBOT Soybean Meal Futures Options	April 2015	(44)	$360.00	$(3,300)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2015	(31)	340.00	(465)

	Total Agriculturals				(22,353)

Precious Metals	Gold
	CEC Gold Futures Options	May 2015	(21)	1,250.00	(12,810)
	CEC Gold Futures Options	May 2015	(22)	1,285.00	(5,940)

	Total Gold				(18,750)

	Silver
	CEC Silver Futures Options	April 2015	(18)	1,800.00	(7,290)

	Total Precious Metals				(26,040)

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2015	(72)	162.00	(13,680)

	Lean Hogs
	CME Lean Hogs Futures Options	June 2015	(53)	84.00	(20,140)

	Total Livestock				(33,820)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	April 2015	(85)	16.00	(952)

	Coffee
	ICE Coffee C Futures Options	April 2015	(20)	185.00	(75)

	Cotton
	ICE Cotton Futures Options	April 2015	(15)	64.00	(4,200)
	ICE Cotton Futures Options	April 2015	(15)	65.00	(2,475)

	Total Cotton				(6,675)

	Cocoa
	ICE Cocoa Futures Options	April 2015	(13)	3,000.00	(130)

	Total Foods and Fibers				(7,832)

	Total Call Options Written outstanding (premiums received $709,622)		(1,220)		$(232,124)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2015

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $1,196,599 and $(3,857,762), respectively.
(5)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2—Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Short-term investments, at value (cost $96,170,001 and $113,736,191, respectively)	$96,175,748	$113,737,383
Deposits with brokers	21,965,397	21,197,009
Unrealized appreciation on futures contracts	1,196,599	633,319
Other assets	11,301	—

Total assets	$119,349,045	$135,567,711

LIABILITIES
Call options written, at value (premiums received $709,622 and $952,693, respectively)	$232,124	$296,907
Unrealized depreciation on futures contracts	3,857,762	11,470,952
Payable for distributions	931,845	—
Accrued expenses:
Management fees	123,446	138,599
Independent Committee fees	12,279	13,103
Other	333,485	450,146

Total liabilities	5,490,941	12,369,707

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,047,040 shares issued and outstanding at March 31, 2015 and December 31, 2014	217,646,428	217,646,428
Accumulated undistributed earnings (deficit)	(103,788,324)	(94,448,424)

Total shareholders’ capital (Net assets)	113,858,104	123,198,004

Total liabilities and shareholders’ capital	$119,349,045	$135,567,711

Net assets	$113,858,104	$123,198,004

Shares outstanding	9,047,040	9,047,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$12.59	$13.62

Market value per share outstanding	$11.90	$12.83

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest	$25,959	$37,292

Total investment income	25,959	37,292

Expenses:
Management fees	363,800	521,250
Brokerage commissions	33,568	30,049
Custodian fees and expenses	26,640	23,295
Independent Committee fees and expenses	11,455	13,048
Professional fees	123,017	124,439
Shareholder reporting expenses	34,551	32,806
Other expenses	6,078	6,252

Total expenses	599,109	751,139

Net investment income (loss)	(573,150)	(713,847)

Net realized gain (loss) from:
Short-term investments	1,145	17
Futures contracts	(15,565,740)	5,942,505
Call options written	1,834,913	1,001,725
Change in net unrealized appreciation (depreciation) of:
Short-term investments	4,555	(2,343)
Futures contracts	8,176,470	1,744,000
Call options written	(178,288)	(693,116)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(5,726,945)	7,992,788

Net income (loss)	$(6,300,095)	$7,278,941

Net income (loss) per weighted-average share	$(0.70)	$0.79
Weighted-average shares outstanding	9,047,040	9,206,940

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2015 (Unaudited) and the Year Ended December 31, 2014

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Shareholders’ capital—beginning of period	$123,198,004	$167,146,684
Repurchase of shares	—	(2,001,984)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(573,150)	(2,746,661)
Net realized gain (loss) from:
Short-term investments	1,145	547
Futures contracts	(15,565,740)	(16,873,345)
Call options written	1,834,913	3,826,262
Change in net unrealized appreciation (depreciation) of:
Short-term investments	4,555	(20,004)
Futures contracts	8,176,470	(12,716,647)
Call options written	(178,288)	908,317

Net income (loss)	(6,300,095)	(27,621,531)

Distributions to shareholders	(3,039,805)	(14,325,165)

Shareholders’ capital—end of period	$113,858,104	$123,198,004

Shares—beginning of period	9,047,040	9,206,940
Repurchase of shares	—	(159,900)

Shares—end of period	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(6,300,095)	$7,278,941
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(5,986,236)	(43,960,909)
Proceeds from sales and maturities of U.S. government and agency obligations	23,999,877	39,699,997
Proceeds from (purchases of) repurchase agreements, net	(420,347)	(1,054,200)
Premiums received for call options written	1,774,828	1,358,642
Cash paid for call options written	(182,986)	(471,831)
Amortization (accretion) of short-term investments	(25,959)	(37,293)
(Increase) decrease in:
Deposits with brokers	(768,388)	1,844,192
Other assets	(11,301)	(11,300)
Increase (decrease) in:
Accrued management fees	(15,153)	3,409
Accrued Independent Committee fees	(824)	13,049
Other accrued expenses	(116,661)	(67,072)
Net realized (gain) loss from:
Short-term investments	(1,145)	(17)
Call options written	(1,834,913)	(1,001,725)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(4,555)	2,343
Futures contracts	(8,176,470)	(1,744,000)
Call options written	178,288	693,116

Net cash provided by (used in) operating activities	2,107,960	2,545,342

Cash flows from financing activities:
Cash paid for shares repurchased	—	(151,538)
Cash distributions paid to shareholders	(2,107,960)	(2,393,804)

Net cash provided by (used in) financing activities	(2,107,960)	(2,545,342)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. Shareholders will vote on the Conversion at the Fund’s annual meeting of shareholders, originally scheduled for March 31, 2015, but adjourned until May 15, 2015, to permit additional solicitation of votes. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

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

March 31, 2015

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

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

The average number of futures contracts outstanding during the three months ended March 31, 2015 and fiscal year ended December 31, 2014 was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Average number of futures contracts outstanding*	2,552	2,764

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2015 and fiscal year ended December 31, 2014, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the three months ended March 31, 2015 and fiscal year ended December 31, 2014. The purchase of options involves the risk of loss of all or part of

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in call options written during the three months ended March 31, 2015 and fiscal year ended December 31, 2014 were as follows:

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,257	$952,693	1,377	$777,236
Options written	2,815	1,774,828	9,114	5,003,593
Options terminated in closing purchase transactions	(1,887)	(1,409,681)	(4,006)	(1,970,074)
Options expired	(782)	(518,556)	(3,848)	(2,173,528)
Options exercised	(183)	(89,662)	(1,380)	(684,534)

Outstanding, end of the period	1,220	$709,622	1,257	$952,693

The average number of call options written outstanding during the three months ended March 31, 2015 and fiscal year ended December 31, 2014 was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Average number of call options written outstanding*	1,239	1,338

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the fiscal year and at the end of each quarter within the current fiscal year.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments since its commencement of operations on September 27, 2010. A forward contract is an agreement between two parties to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price. Forward contracts are typically traded in the over-the-counter (“OTC”) markets and all details of the contract are negotiated between the counterparties to the agreement. Accordingly, the forward contracts are valued by reference to the contracts traded in the OTC markets.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of March 31, 2015 and December 31, 2014, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of March 31, 2015 and December 31, 2014, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	March 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,505,768	$(1,505,768)	$—

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,085,421	$(1,085,421)	$—

*	As of March 31, 2015 and December 31, 2014, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of March 31, 2015 and December 31, 2014 was $1,536,975 and $1,113,007, respectively.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$94,669,980	$—	$94,669,980
Repurchase Agreements	—	1,505,768	—	1,505,768
Investments in Derivatives:
Futures Contracts*	(2,661,163)	—	—	(2,661,163)
Call Options Written**	(231,136)	(988)	—	(232,124)

Total	$(2,892,299)	$96,174,760	$—	$93,282,461

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$112,651,962	$—	$112,651,962
Repurchase Agreements	—	1,085,421	—	1,085,421
Investments in Derivatives:
Futures Contracts*	(10,837,633)	—	—	(10,837,633)
Call Options Written	(296,775)	(132)	—	(296,907)

Total	$(11,134,408)	$113,737,251	$—	$102,602,843

*	Represents the net unrealized appreciation (depreciation) of futures contracts as reported on the Statements of Financial Condition.
**	Refer to the Schedule of Investments for a breakdown of call options written classified as Level 2, which is comprised of the Fund’s call options written on the LME.

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

March 31, 2015

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

2. Summary of Significant Accounting Policies (Continued)

enters into contracts that provide general indemnifications to other parties. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. However, the Fund has not had prior claims or losses pursuant to these contracts and believes the risk of loss to be remote.

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2015 and December 31, 2014, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

March 31, 2015

3. Derivative Instruments and Hedging Activities (Continued)

The following tables present the fair value of all derivative instruments held by the Fund as of March 31, 2015 and December 31, 2014, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		March 31, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,196,599	Unrealized depreciation on futures contracts	$3,857,762
Commodity	Options	—	—	Call options written, at value	232,124
Total			$1,196,599		$4,089,886

		December 31, 2014

		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$633,319	Unrealized depreciation on futures contracts	$11,470,952
Commodity	Options	—	—	Call options written, at value	296,907
Total			$633,319		$11,767,859

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the three months ended March 31, 2015 and March 31, 2014, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net realized gain (loss) from:
Futures contracts	$(15,565,740)	$5,942,505
Call options written	1,834,913	1,001,725
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$8,176,470	$1,744,000
Call options written	(178,288)	(693,116)

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

Transactions in share repurchases during the three months ended March 31, 2015 and fiscal year ended December 31, 2014, were as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Shares repurchased	—	159,900

Weighted average price per share repurchased	—	$12.50

Weighted average discount per share repurchased	—	18.14%

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2015

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2015 and March 31, 2014. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended March 31,
	2015	2014
Net Asset Value:
Net asset value per share—beginning of period	$13.62	$18.15
Net investment income (loss)	(0.06)	(0.08)
Net realized and unrealized gain (loss)	(0.63)	0.88
Distributions	(0.34)	(0.39)

Net asset value per share—end of period	$12.59	$18.56

Market Value:
Market value per share—beginning of period	$12.83	$15.17

Market value per share—end of period	$11.90	$15.88

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.97)%	(1.71)%

Expenses	2.06%	1.80%

Total Returns:(b)
Based on Net Asset Value	(5.13)%	4.44%

Based on Market Value	(4.66)%	7.27%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Introduction

The Fund is a commodity pool which was organized as a Delaware statutory trust on December 7, 2005 and commenced operations on September 27, 2010, with its public offering. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CFD”. The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures and forward contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund is unleveraged, and the Fund’s commodity contract positions are fully collateralized with cash equivalents and short-term, high-grade debt securities. The Fund writes commodity call options seeking to enhance the Fund’s risk-adjusted total return. The Manager focuses on the Bloomberg Commodity Index (“BCOM”) when evaluating the performance of the commodity futures, forwards, and options positions (the “commodity portfolio”) in the Fund’s portfolio.

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of shareholder and regulatory approvals. Shareholders will vote on the Conversion at the Fund’s annual meeting of shareholders, originally scheduled for March 31, 2015, but adjourned until May 15, 2015, to permit additional solicitation of votes. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured. In connection with seeking shareholder approval of the Conversion, the Fund has filed with the Securities and Exchange Commission (“SEC”) a proxy statement and other solicitation materials which contain important information about the Conversion. The proxy statement and other solicitation material filed by the Fund are available, free of charge, on the SEC’s website at www.sec.gov.

Results of Operations

The Quarter Ended March 31, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $11.90 on the close of business on March 31, 2015. This represents a decrease of 7.25% in share price (not including an assumed reinvestment of distributions) from the $12.83 price at which the shares of the Fund traded on the close of business on December 31, 2014. The high and low intra-day share prices for the quarter were $13.00 (January 15, 2015) and $11.52 (March 18, 2015), respectively. During the quarter, the Fund declared distributions totaling $0.336 per share to shareholders, of which $0.103 was paid on April 1, 2015. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -4.66%. At March 31, 2015, shares of the Fund traded at a 5.48% discount to the Fund’s net asset value of $12.59 per share.

The Quarter Ended March 31, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $15.88 on the close of business on March 31, 2014. This represents an increase of 4.68% in share price (not including an assumed reinvestment of distributions) from the $15.17 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the quarter were $16.46 (February 25, 2014) and $14.93 (January 10, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.390 per share to shareholders, of which $0.130 was paid on April 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 7.27%. At March 31, 2014, shares of the Fund traded at a 14.44% discount to the Fund’s net asset value of $18.56 per share.

The Quarter Ended March 31, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $123.2 million at December 31, 2014, to $113.9 million at March 31, 2015, a decrease of $9.3 million. The decrease in the Fund’s net assets was due to a net loss of $6.3 million, in addition to $3.0 million of distributions to shareholders.

The Fund generated a net loss of $6.3 million for the quarter ended March 31, 2015, resulting from change in net unrealized appreciation of $8.0 million, offset by net realized losses of $13.7 million, and total expenses of $0.6 million.

During the quarter ended March 31, 2015, the Fund’s collateral investments generated interest income of $25,959, which represents 0.02% of average net assets for the quarter ended March 31, 2015.

The net asset value per share on March 31, 2015, was $12.59. This represents a decrease of 7.56% in net asset value (not including an assumed reinvestment of distributions) from the $13.62 net asset value as of December 31, 2014. The Fund declared distributions totaling $0.336 per share to shareholders during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -5.13% for the quarter ended March 31, 2015.

The Quarter Ended March 31, 2014 – Net Assets of the Fund

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

The Fund generated a net income of $7.3 million for the quarter ended March 31, 2014, resulting from total expenses of $0.7 million, net realized gains of $6.9 million, and net unrealized appreciation of $1.1 million.

The Quarter Ended March 31, 2015 – Overall Commodity Market Commentary

The broad commodity market, as measured by the BCOM, fell 5.9% for the three-month period, with all commodity groups except precious metals ending the period lower.

The largest group by weight, energy commodities represented 33.2% of the BCOM at the end of the period. All energy commodities except unleaded gasoline traded lower over the period, collectively down 8.2%. Crude oil continued to reel from the Organization of Petroleum Exporting Countries’ (OPEC) decision at year-end to maintain production levels despite falling prices, as well as expectations for weakening global demand amid a strong U.S. dollar and weak economic data in China and Europe. Natural gas prices also suffered amid plentiful supply as a result of record production and softer demand expectations driven by mild weather forecasts. Unleaded gas and heating oil fared slightly better, as a U.S. refinery strike in February and cold weather hampered refining capacity. Lower gas prices also bolstered consumer demand in the U.S., China and India.

Agricultural commodities, as grouped by Gresham, made up 21.9% of the BCOM at the end of the period. The group fell 7.5% over the period, with all agriculture commodities declining. Wheat fell 12.6% and was the weakest performer in the group, dragged down by its sensitivity to the strong U.S. dollar, which makes foreign crop prices cheaper in comparison. Corn prices fell 7.2% on news that U.S. stockpiles and spring planting estimates were larger than analysts expected.

The commodities in the industrial metals group comprised 16.7% of the BCOM at the end of the period. Concerns about China’s economic slowdown and the rallying U.S. dollar continued to hamper the sector, which ended the period down 5.3%.

The precious metals group represented 16.5% of the BCOM at the end of the period. Gold prices were volatile, topping $1,300 per ounce in January, then falling below $1,150 in mid-March, and advancing in the final weeks of the period to end close to where they started. Silver, however, was one of the few commodities in the BCOM with a positive return for the period. As with gold, silver prices rose early in the period, and a short-covering rally in March in which traders drove prices higher as they bought back contracts to cover open short positions, which helped silver rise 6.1% for the period.

Foods and fibers commodities, as grouped by Gresham, made up a combined 6.7% of the BCOM at the end of the period. Sugar and Arabica coffee, which are predominantly produced in Brazil, experienced sharp sell-offs as growing conditions were expected to improve with favorable weather forecasts and as weakness in the Brazilian currency encourages exports, which could further contribute to global supply gluts. Cocoa futures, which the Fund holds but the BCOM does not, also lost value amid waning chocolate demand, especially in the emerging markets, and an expected bumper crop in the Ivory Coast. In contrast, cotton prices rallied on the back of strong U.S. export sales and lower expected plantings in the U.S.

Livestock is the smallest group, comprising 5.1% of the BCOM at the end of the quarter. Lean hogs were the worst-performing contract in the BCOM, plunging 23.7% during the quarter. Supply continued to outpace demand for several reasons. U.S. exports slackened, due to the stronger U.S. dollar and a port strike in California that created a bottleneck for sales to Asia. Meanwhile, a seasonal increase in a fatal pig virus did not materialize as expected, and cheaper feed costs resulting from weaker grain prices continued to encourage farmers to bulk up their hogs.

The Quarter Ended March 31, 2014 – Overall Commodity Market Commentary

The broad commodity market rose 7.0% in the first quarter, as measured by the BCOM. Foods and fibers led the positive performance, followed by livestock and agriculture. Precious metals and energy had modest gains, while industrial metals was the weakest performer, posting a loss for the quarter.

Energy commodities represented 30.7% of the BCOM at the end of the period, and were its most significant commodity group by weight. The group rose 4.2% for the period, led by natural gas. Demand for residential heating remained high as a polar vortex kept most of the United States in colder than usual temperatures during the period. Crude oil had a small gain overall, with less volatility than in the fourth quarter of 2013. West Texas Intermediate (WTI) was up, but Brent crude fell slightly on fear of supply disruptions amid geopolitical tensions.

Agricultural commodities, as grouped by Gresham, made up 24.6% of the BCOM at the end of the period. All agriculture commodities were up for the period, resulting in a 14.8% gain for the group overall. The U.S. Department of Agriculture forecasted lower plantings and strong export sales of corn, bolstering corn prices. Wheat prices increased on concerns about damage to the winter crops from cold, dry weather in the United States. Wheat supplies were also threatened by shipping delays in Canada, reduced exports from South America, and the crisis in Ukraine (the sixth largest wheat exporter).

The commodities in foods and fibers, as grouped by Gresham, made up a combined 9.0% of the BCOM at the end of the period. The group rose 21.3%, with all foods and fibers commodities advancing during the quarter. Coffee was the best performer in both the group and the BCOM overall, posting a 58.2% return. Concerns about scorched crops, amid record heat and drought in Brazil, boosted coffee and sugar prices.

The industrial metals comprised 15.0% of the BCOM at the end of the period and were the weakest performing group, down 4.6% for the period. Nickel led performance in the sector, rallying in January on news of a mineral ore export ban by Indonesia, which supplies nearly 20% of the world’s nickel, and again in March on speculation of supply disruptions from Russia. Copper, however, was the worst performer in the industrial metals group and the BCOM as a whole. Copper prices fell to a 44-month low late in the first quarter when China’s first domestic corporate bond default sparked fears that credit tightening would shutter copper demand.

Precious metals commodities represented 15.1% of the BCOM at the end of the period. The group rose 5.4% for the period. Gold and silver were up, as were platinum and palladium (neither of which are represented in the BCOM but are traded in the Fund). At the beginning of the year, gold was trading near $1,200, a psychologically important level to technical analysts who believed it was signaling a change in the price trend. This contributed to gold’s rally during the first quarter. In addition, investors fled emerging market currencies for perceived safe-haven assets, the U.S. Federal Reserve maintained “stimulus friendly” comments, and physical gold continued to be in demand from Asia and the Middle East, all of which supported gold prices.

Livestock is the smallest group, comprising 5.7% of the BCOM at the end of the period. Both live cattle and lean hogs performed well during the first quarter, contributing to the livestock group’s 16.4% return. Prices for both contracts were affected by supply issues: lean hogs continued to suffer from a highly infectious virus, and weight gain, slaughter, and feed costs for live cattle were all adversely affected by the harsh winter. Feeder cattle, which the Fund includes but the BCOM doesn’t, posted a small gain as well.

The Quarter Ended March 31, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio declined 4.7% for the three-month period, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, was down 5.9%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -5.13%.

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

During the quarter, the Fund sold options on approximately 50% of the value of each commodity position. Overall, the Fund’s option-writing activity contributed positively to performance for the period and helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return. Call options written on the Fund’s agriculture, foods and fibers, and livestock positions expired out of the money, helping the Fund’s comparative performance against the BCOM.

At the commodity group level, relative to the BCOM, the Fund’s commodity portfolio benefited from energy, agriculture, foods and fibers, and industrial metals, while precious metals detracted from relative performance and livestock had a neutral impact.

In the energy group, the Fund was down 6.7% versus the BCOM’s 8.2% drop. The Fund’s natural gas position drove relative outperformance in the energy group. The Fund benefited from a lower weighting in natural gas, the higher premiums collected from writing natural gas options in a higher volatility environment, and favorable contract selection. However, relative gains were somewhat tempered by crude oil, heating oil, and gasoline options that went in the money and were exercised during the period. Heightened price volatility in heating oil and gasoline futures also helped the Fund gain larger premiums on options sold on those contracts, which was additive to performance.

The Fund’s agriculture position lost 5.3%, while the BCOM’s tumbled 7.5%. The Fund’s overall underweight in the group, and particularly in corn and wheat, helped relative performance. Additionally, all of the Fund’s agriculture options expired out of the money, further improving the Fund’s performance relative to the BCOM.

In the industrial metals group, the Fund declined 4.5% and the BCOM lost 5.3%. Copper contributed the most to the Fund’s better relative performance in the sector. The Fund’s more diversified copper position, comprised of both LME and COMEX contracts, outperformed the Index’s copper position, which only has COMEX exposure. However, the Fund was hurt by aluminum options that went in the money during the quarter and were exercised against it.

The Fund’s precious metals position was up 0.8%, trailing the BCOM’s 1.3% return for the group. Gold options that were exercised against the Fund detracted from its relative performance. Additionally, despite the Fund’s outperformance in silver, its underweight to the commodity during the period hurt its performance relative to the BCOM.

The foods and fibers group, driven by declines in sugar and coffee, was the worst performing group in both the Fund and the BCOM for the quarter, down 11.8% and 13.7%, respectively. The Fund’s relative performance benefited primarily from the options strategy, particularly in coffee and sugar, where the Fund wrote call options on a greater share of its contracts. While the Fund typically sells call options on approximately 50% of the value of each commodity contract seeking to reduce risk, in some instances the Fund writes calls on a higher value of a contract to cover a separate contract position within the same commodity type, that may have a relatively illiquid options market. In this case, the Robusta coffee and white sugar (London-traded) options markets lacked sufficient liquidity, and therefore the Fund wrote additional Arabica coffee and NY-traded sugar calls to cover its Robusta coffee and white sugar positions. All of the foods and fibers options sold expired out of the money during the quarter, benefitting the Fund’s relative performance against the BCOM.

The Fund’s livestock position declined 7.5%, and the BCOM’s fell 9.8%. Live cattle contributed positively to the Fund’s relative returns, bolstered by favorable contract selection, a higher weighting than the BCOM, and the options strategy. As with coffee and sugar, the Fund wrote calls on a higher value of the live cattle position to cover its feeder cattle position, given the insufficient liquidity in the feeder cattle options market. The Fund’s relative overweight in lean hogs was disadvantageous to relative performance in a period of falling prices, offsetting the benefits of the cattle positions.

The Quarter Ended March 31, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio returned 4.8% for the three-month period (before considering the expenses of the Fund or the performance of the collateral portfolio). The Fund underperformed the BCOM, which returned 7.0% for the same period. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses, the performance of the collateral portfolio, and assumes reinvestment of the Fund’s distributions to shareholders, was 4.44%.

The Fund writes–that is, sells–covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham sells exchange-traded commodity call options on up to approximately 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return. During the quarter, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity hurt performance in the period. Call options written on coffee, natural gas, lean hogs and live cattle expired in the money, limiting the Fund’s full participation in these contracts’ gains. However, premium retention on other call options did help reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

The Fund outperformed the BCOM in precious metals, but underperformed in all other commodity groups. Below is a discussion of each of the commodity groups and the factors that contributed to the performance.

In the energy group, the Fund advanced 3.0%, while the BCOM rose 4.2% for the period. As natural gas prices rallied, the Fund’s underweight detracted from performance relative to the BCOM, as did options positions in natural gas. A larger weighting in Brent crude also hurt the Fund’s relative returns, as Brent finished the quarter slightly lower.

The Fund’s agriculture position gained 14.2%, slightly below the BCOM’s 14.8% return. The Fund’s lower weighting in corn relative to the BCOM dampened relative performance. The Fund’s wheat position also detracted on a weighted basis, as losses from an underweight in Chicago Board of Trade (CBOT) wheat offset a small gain from an overweight in Kansas City wheat.

The Fund’s foods and fibers position appreciated 11.8% versus the BCOM’s 21.4% rise. Relative underperformance was driven by the Fund’s smaller exposure to Arabica coffee and in-the-money call options that were exercised during the period.

In industrial metals, the Fund’s position declined 4.1% and the BCOM’s fell 4.6% during the period. Weighting differences in copper drove the Fund’s relative underperformance, as the Fund’s higher weight was disadvantageous in a sinking market.

The Fund’s precious metals group advanced 6.1%, beating the BCOM’s 5.4% gain. The Fund benefited from collecting option premiums on contracts that expired without being exercised.

The livestock group appreciated 9.6% for the Fund and 16.4% for the BCOM. The Fund’s underperformance was primarily driven by lean hog and live cattle call options that went in the money when prices for both contracts rallied. However, on a weighted basis, the Fund’s live cattle position only slightly detracted from relative performance as an overweight was beneficial to relative performance.

Fund Total Returns

The following table presents selected total returns for the Fund and BCOM as of March 31, 2015. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of March 31, 2015
	Cumulative	Average Annual
	3 Months	1 Year	Since Inception
Market Value	-4.66%	-16.52%	-7.44%
Net Asset Value	-5.13%	-25.29%	-5.93%
BCOM	-5.94%	-27.04%	-7.50%

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

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions could have the effect of increasing the Manager’s management fees. Effective with the distribution paid on March 2, 2015, the Fund’s distribution rate was reduced from $0.130 per share to $0.103 per share.

Commodity Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of March 31, 2015. The March 31, 2015 composition serves as a guide to how the composition of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	19.93%	15.96%
	Natural Gas	6.43%	8.33%
	Heating Oil	5.68%	3.96%
	Unleaded Gas	3.71%	4.91%

		35.75%	33.16%

Industrial Metals	Copper	9.29%	7.74%
	Aluminum	5.06%	4.74%
	Nickel	1.76%	1.74%
	Zinc	1.69%	2.43%
	Lead	1.00%	0.00%

		18.80%	16.65%

Agriculturals	Soybean	5.31%	5.41%
	Wheat	3.50%	4.13%
	Corn	3.39%	7.11%
	Soybean Meal	2.56%	2.62%
	Soybean Oil	1.01%	2.67%

		15.77%	21.94%

Precious Metals	Gold	8.84%	12.03%
	Silver	2.63%	4.44%
	Platinum	0.80%	0.00%
	Palladium	0.45%	0.00%

		12.72%	16.47%

Livestock	Live Cattle	6.28%	3.16%
	Lean Hogs	2.85%	1.92%
	Feeder Cattle	1.72%	0.00%

		10.85%	5.08%

Foods and Fibers	Sugar	1.99%	3.33%
	Coffee	1.79%	1.74%
	Cotton	1.69%	1.63%
	Cocoa	0.64%	0.00%

		6.11%	6.70%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options does not require a significant outlay of capital. The Fund currently expects to post approximately 10% to 25% of its net assets in a margin account with Barclay’s Capital Inc., the Fund’s clearing broker, to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high-grade debt securities. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the three months ended March 31, 2015.

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

As it relates to the Fund’s assets held as collateral for its investments in commodity futures and forwards contracts, there is credit risk present in the securities used to invest the Fund’s cash. While these consist of cash equivalents, U.S. government securities and other short-term, high-grade debt securities, like any investment, these too would be affected by any credit difficulties that might be experienced by their issuers.

Off-Balance Sheet Arrangements

As of March 31, 2015, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

Contractual Obligations

The Fund’s contractual obligations are with the Manager, the Collateral Sub-adviser, the Commodity Sub-adviser, the custodian, the transfer agent, the commodity broker and, to the extent that the Fund enters into OTC transactions, dealers. Management fee payments made to the Manager are calculated as a percentage of the Fund’s net assets. The custodian fee is primarily based on the Fund’s assets and trading activity. The transfer agent fee is calculated based on the Fund’s total number of registered accounts. Commission payments to the commodity broker are on a contract-by-contract or round-turn basis, and payments to forward contract dealers are usually based on a fee or percentage of the notional value of the contract. The Manager cannot anticipate the amount of payments that will be required under these arrangements for future periods, as these payments are based on figures which are not known until a future date. Additionally, these agreements may be terminated by either party for various reasons.

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

•

The Fund holds a significant portion of its assets in futures contracts, options contracts, and short-term, high-grade debt instruments, all of which are recorded on a trade date basis and recognized at fair value in the financial statements, with changes in fair value reported on the Statements of Operations as change in net unrealized appreciation (depreciation).

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of March 31, 2015. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of March 31, 2015, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	May 2015	103	$55.1100	1,000	$5,676,330
	ICE Brent Crude Oil Futures Contract	Long	July 2015	100	57.0800	1,000	5,708,000
	NYMEX Crude Oil Futures Contract	Long	May 2015	153	47.6000	1,000	7,282,800
	NYMEX Crude Oil Futures Contract	Long	July 2015	79	50.7800	1,000	4,011,620
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2015	156	2.6400	10,000	4,118,400
	NYMEX Natural Gas Futures Contract	Long	July 2015	116	2.7510	10,000	3,191,160
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	May 2015	63	524.0000	100	3,301,200
	NYMEX NY Harbor ULSD Futures Contract	Long	May 2015	44	1.7080	42,000	3,156,384
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2015	45	1.7700	42,000	3,345,300
	NYMEX Gasoline RBOB Futures Contract	Long	July 2015	12	1.7449	42,000	879,430
Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	May 2015	57	2.7400	25,000	3,904,500
	COMEX Copper Futures Contract	Long	July 2015	20	2.7425	25,000	1,371,250
	LME Copper Futures Contract	Long	April 2015	35	6,064.4994	25	5,306,437
	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2015	65	1,787.2498	25	2,904,281
	LME Primary Aluminum Futures Contract	Long	May 2015	65	1,779.2498	25	2,891,281
	LME Primary Aluminum Futures Contract	Short	May 2015	(1)	1,779.2400	25	(44,481)
	Nickel
	LME Nickel Futures Contract	Long	April 2015	27	12,348.0000	6	2,000,376
	Zinc
	LME Zinc Futures Contract	Long	April 2015	37	2,073.5005	25	1,917,988
	Lead
	LME Lead Futures Contract	Long	April 2015	13	1,825.2492	25	593,206
	LME Lead Futures Contract	Long	May 2015	12	1,820.2500	25	546,075

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	May 2015	99	$9.7325	5,000	$4,817,588
	CBOT Soybean Futures Contract	Long	July 2015	25	9.7775	5,000	1,222,187
	Wheat
	CBOT Wheat Futures Contract	Long	May 2015	78	5.1175	5,000	1,995,825
	KCBT Wheat Futures Contract	Long	May 2015	71	5.5925	5,000	1,985,338
	Corn
	CBOT Corn Futures Contract	Long	May 2015	205	3.7625	5,000	3,856,563
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2015	81	326.8000	100	2,647,080
	CBOT Soybean Meal Futures Contract	Long	July 2015	8	325.2000	100	260,160
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2015	53	0.3039	60,000	966,402
	CBOT Soybean Oil Futures Contract	Long	July 2015	10	0.3062	60,000	183,720
Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2015	85	1,183.2000	100	10,057,200
	Silver
	CEC Silver Futures Contract	Long	May 2015	36	16.5980	5,000	2,987,640
	Platinum
	NYMEX Platinum Futures Contract	Long	July 2015	16	1,143.4000	50	914,720
	Palladium
	NYMEX Palladium Futures Contract	Long	June 2015	7	735.3000	100	514,710
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2015	72	64.5300	1,000	4,646,160
	CME Live Cattle Futures Contract	Long	June 2015	41	60.9300	1,000	2,498,130
	Lean Hogs
	CME Lean Hog Futures Contract	Long	June 2015	107	30.3200	1,000	3,244,240
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2015	18	108.4500	1,000	1,952,100
Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	May 2015	117	0.1193	112,000	1,563,307
	ICE Sugar Futures Contract	Long	July 2015	32	0.1206	112,000	432,230
	ICE White Sugar Futures Contract	Long	May 2015	10	17.7700	1,000	177,700
	ICE White Sugar Futures Contract	Long	August 2015	5	17.5450	1,000	87,725
	Coffee
	ICE Coffee C Futures Contract	Long	May 2015	34	49.8375	1,000	1,694,475
	LIFFE Coffee Robusta Futures Contract	Long	May 2015	20	17.2900	1,000	345,800
	Cotton
	ICE Cotton Futures Contract	Long	May 2015	61	0.6310	50,000	1,924,550
	Cocoa
	ICE Cocoa Futures Contract	Long	May 2015	27	26.9900	1,000	728,730

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	May 2015	(101)	$63.00	$(10,100)
	NYMEX Crude Oil Futures Options	April 2015	(58)	56.00	(6,380)
	NYMEX Crude Oil Futures Options	April 2015	(58)	51.00	(42,920)
	Natural Gas
	NYMEX Natural Gas Futures Options	April 2015	(68)	3,000.00	(11,560)
	NYMEX Natural Gas Futures Options	April 2015	(68)	2,900.00	(21,080)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	April 2015	(44)	1.91	(23,839)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2015	(29)	19,500.00	(25,212)

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Industrial Metals	Copper
	LME Copper Futures Options	April 2015	(35)	$6,200.00	$(341)
	Aluminum
	LME Primary Aluminum Futures Options	April 2015	(65)	1,875.00	—
	Nickel
	LME Nickel Futures Options	April 2015	(12)	14,750.00	—
	LME Nickel Futures Options	April 2015	(2)	15,250.00	—
	Zinc
	LME Zinc Futures Options	April 2015	(19)	2,150.00	—
	Lead
	LME Lead Futures Options	April 2015	(13)	1,850.00	(647)
Agriculturals	Soybean
	CBOT Soybean Futures Options	April 2015	(35)	1,070.00	(1,094)
	CBOT Soybean Futures Options	April 2015	(27)	1,080.00	(675)
	Wheat
	CBOT Wheat Futures Options	April 2015	(8)	610.00	(1,250)
	CBOT Wheat Futures Options	April 2015	(39)	565.00	(4,144)
	CBOT Wheat Futures Options	April 2015	(27)	595.00	(6,919)
	Corn
	CBOT Corn Futures Options	April 2015	(103)	415.00	(4,506)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2015	(44)	360.00	(3,300)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2015	(31)	340.00	(465)
Precious Metals	Gold
	CEC Gold Futures Options	May 2015	(21)	1,250.00	(12,810)
	CEC Gold Futures Options	May 2015	(22)	1,285.00	(5,940)
	Silver
	CEC Silver Futures Options	April 2015	(18)	1,800.00	(7,290)
Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2015	(72)	162.00	(13,680)
	Lean Hogs
	CME Lean Hogs Futures Options	June 2015	(53)	84.00	(20,140)
Foods and Fibers	Sugar
	ICE Sugar Futures Options	April 2015	(85)	16.00	(952)
	Coffee
	ICE Coffee C Futures Options	April 2015	(20)	185.00	(75)
	Cotton
	ICE Cotton Futures Options	April 2015	(15)	64.00	(4,200)
	ICE Cotton Futures Options	April 2015	(15)	65.00	(2,475)
	Cocoa
	ICE Cocoa Futures Options	April 2015	(13)	3,000.00	(130)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2015, the Fund held U.S. Treasury bills worth $94,669,980 with a total par value of $94,700,000 and a repurchase agreement worth $1,505,768.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2014 and Part II—Item 1A. Risk Factors in the Fund’s subsequent quarterly reports on Form 10-Q, filed with the SEC) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

There have been no changes to the Risk Factors since last reported on Part I, Item 1A of the Fund’s annual report on Form 10-K dated December 31, 2014, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the three month period ended on March 31, 2015.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). No shares have been repurchased during the fiscal year to date period ended March 31, 2015. A cumulative total of 220,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 7, 2015.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) May 7, 2015

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) May 7, 2015