Form 10-Q
period 2015-06-30
Nuveen Diversified Commodity Fund
filed 2015-08-07
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, the registrant had 9,047,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Schedule of Investments at June 30, 2015 (Unaudited)	3

	Statements of Financial Condition at June 30, 2015 (Unaudited) and December 31, 2014	9

	Statements of Operations (Unaudited) for the three months ended June 30, 2015 and June 30, 2014 and for the six months ended June 30, 2015 and June 30, 2014	10

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2015 (Unaudited) and the year ended December 31, 2014	11

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and June 30, 2014	12

	Notes to Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2015

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$18,000	U.S. Treasury Bills	0.000%	7/23/15	Aaa	$17,999,946
8,000	U.S. Treasury Bills	0.000%	9/17/15	Aaa	8,000,000
2,000	U.S. Treasury Bills	0.000%	10/15/15	Aaa	1,999,882
6,000	U.S. Treasury Bills	0.000%	11/12/15	Aaa	5,999,274
1,500	U.S. Treasury Bills	0.000%	12/10/15	Aaa	1,499,713
1,500	U.S. Treasury Bills	0.000%	2/04/16	Aaa	1,499,183
6,000	U.S. Treasury Bills	0.000%	3/03/16	Aaa	5,994,156
10,000	U.S. Treasury Bills	0.000%	3/31/16	Aaa	9,986,680
23,000	U.S. Treasury Bills	0.000%	4/28/16	Aaa	22,963,821
15,620	U.S. Treasury Bills	0.000%	5/26/16	Aaa	15,588,494

$91,620	Total U.S. Government And Agency Obligations (cost $91,505,525)				91,531,149

	Repurchase Agreements
$7,426	Repurchase Agreement with State Street Bank, dated 6/30/15, repurchase price $7,426,044, collateralized by $7,235,000 U.S. Treasury Notes, 2.625%, due 11/15/20, value $7,578,663	0.000%	7/01/15	N/A	$7,426,044

	Total Repurchase Agreements (cost $7,426,044)				7,426,044

	Total Short-Term Investments (cost $98,931,569)				$98,957,193

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2015	96	$6,104,640	$(268,800)
	ICE Brent Crude Oil Futures Contract	Long	September 2015	91	5,836,740	(268,530)
	NYMEX Crude Oil Futures Contract	Long	August 2015	122	7,255,340	(115,900)
	NYMEX Crude Oil Futures Contract	Long	September 2015	89	5,324,870	(189,620)

	Total Crude Oil					(842,850)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2015	128	3,624,960	(43,900)
	NYMEX Natural Gas Futures Contract	Long	September 2015	107	3,040,940	(99,600)
	NYMEX Natural Gas Futures Contract	Long	November 2015	17	504,050	(27,800)

	Total Natural Gas					(171,300)

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	August 2015	60	3,456,000	(54,075)
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2015	44	3,492,535	(92,067)

	Total Heating Oil					(146,142)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued)

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Contract	Long	August 2015	28	$2,410,094	$(235)
	NYMEX Gasoline RBOB Futures Contract	Long	September 2015	28	2,351,647	5,498

	Total Unleaded Gas					5,263

	Total Energy					(1,155,029)

Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	September 2015	73	4,772,375	(150,713)
	LME Copper Futures Contract	Long	July 2015	35	5,037,594	(217,875)

	Total Copper					(368,588)

	Aluminum
	LME Primary Aluminum Futures Contract	Long	July 2015	126	5,224,275	(317,300)
	LME Primary Aluminum Futures Contract	Long	August 2015	14	586,425	(3,150)
	LME Primary Aluminum Futures Contract	Short	July 2015	(3)	(124,388)	11,550

	Total Aluminum					(308,900)

	Nickel
	LME Nickel Futures Contract	Long	July 2015	29	2,077,473	(274,002)
	LME Nickel Futures Contract	Long	August 2015	3	215,217	(13,608)
	LME Nickel Futures Contract	Short	July 2015	(2)	(143,274)	28,482

	Total Nickel					(259,128)

	Zinc
	LME Zinc Futures Contract	Long	July 2015	37	1,842,369	(255,119)

	Lead
	LME Lead Futures Contract	Long	July 2015	23	1,005,819	(147,956)

	Total Industrial Metals					(1,339,691)

Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	November 2015	137	7,105,163	804,650

	Wheat
	CBOT Wheat Futures Contract	Long	September 2015	71	2,185,912	424,562
	KCBT Wheat Futures Contract	Long	September 2015	71	2,166,388	272,162

	Total Wheat					696,724

	Corn
	CBOT Corn Futures Contract	Long	September 2015	188	3,966,800	551,513

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2015	89	3,074,060	297,070

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2015	61	1,246,962	35,467

	Total Agriculturals					2,385,424

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued)

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2015	80	$9,374,400	$(128,800)

	Silver
	CEC Silver Futures Contract	Long	September 2015	32	2,492,960	(41,280)

	Platinum
	NYMEX Platinum Futures Contract	Long	October 2015	17	917,575	(31,020)

	Palladium
	NYMEX Palladium Futures Contract	Long	September 2015	8	538,120	(76,405)

	Total Precious Metals					(277,505)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2015	116	6,870,680	(124,876)

	Lean Hogs
	CME Lean Hog Futures Contract	Long	July 2015	53	1,615,440	(107,098)
	CME Lean Hog Futures Contract	Long	August 2015	52	1,547,000	(134,880)

	Total Lean Hogs					(241,978)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2015	12	1,288,350	50,475
	CME Feeder Cattle Futures Contract	Long	September 2015	5	533,500	(12,213)

	Total Feeder Cattle					38,262

	Total Livestock					(328,592)

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	October 2015	141	1,969,262	71,345
	ICE White Sugar Futures Contract	Long	August 2015	9	166,635	4,910
	ICE White Sugar Futures Contract	Long	October 2015	6	109,380	1,380

	Total Sugar					77,635

	Cotton
	ICE Cotton Futures Contract	Long	December 2015	59	2,003,345	94,951

	Coffee
	ICE Coffee C Futures Contract	Long	September 2015	33	1,638,450	(68,587)
	LIFFE Coffee Robusta Futures Contract	Long	September 2015	18	321,120	8,730

	Total Coffee					(59,857)

	Cocoa
	ICE Cocoa Futures Contract	Long	September 2015	27	882,630	34,405

	Total Foods and Fibers					147,134

	Total Futures Contracts outstanding			2,430	$115,909,833	$(568,259)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2015	(93)	$70.50	$(6,510)
	NYMEX Crude Oil Futures Options	July 2015	(105)	64.00	(19,950)

	Total Crude Oil				(26,460)

	Natural Gas
	NYMEX Natural Gas Futures Options	July 2015	(126)	3.00	(83,160)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2015	(44)	208.00	(14,969)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2015	(28)	218.00	(32,928)

	Total Energy				(157,517)

Industrial Metals	Copper
	LME Copper Futures Options (5)	July 2015	(35)	6,400.00	—

	Aluminum
	LME Primary Aluminum Futures Options (5)	July 2015	(62)	1,800.00	—
	LME Primary Aluminum Futures Options (5)	August 2015	(7)	1,800.00	(1,024)

	Total Aluminum				(1,024)

	Nickel
	LME Nickel Futures Options (5)	July 2015	(14)	14,000.00	—
	LME Nickel Futures Options (5)	August 2015	(1)	14,000.00	(299)

	Total Nickel				(299)

	Zinc
	LME Zinc Futures Options (5)	July 2015	(19)	2,300.00	—

	Lead
	LME Lead Futures Options (5)	July 2015	(10)	2,050.00	—
	LME Lead Futures Options (5)	July 2015	(1)	1,925.00	—

	Total Lead				—

	Total Industrial Metals				(1,323)

Agriculturals	Soybean
	CBOT Soybean Futures Options	October 2015	(35)	980.00	(142,406)
	CBOT Soybean Futures Options	October 2015	(34)	1,000.00	(117,300)

	Total Soybean				(259,706)

	Wheat
	CBOT Wheat Futures Options	August 2015	(36)	545.00	(140,400)
	CBOT Wheat Futures Options	August 2015	(36)	580.00	(87,750)

	Total Wheat				(228,150)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Agriculturals	Corn
(continued)	CBOT Corn Futures Options	August 2015	(33)	$380.00	$(78,169)
	CBOT Corn Futures Options	August 2015	(61)	400.00	(101,412)

	Total Corn				(179,581)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2015	(44)	360.00	(65,340)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2015	(15)	36.00	(7,965)
	CBOT Soybean Oil Futures Options	November 2015	(16)	37.00	(6,192)

	Total Soybean Oil				(14,157)

	Total Agriculturals				(746,934)

Precious Metals	Gold
	CEC Gold Futures Options	July 2015	(40)	1,250.00	(4,800)

	Silver
	CEC Silver Futures Options	August 2015	(16)	17.50	(6,960)

	Total Precious Metals				(11,760)

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2015	(75)	159.00	(3,000)

	Lean Hogs
	CME Lean Hogs Futures Options	July 2015	(53)	86.00	(530)

	Total Livestock				(3,530)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	September 2015	(82)	13.00	(33,981)

	Cotton
	ICE Cotton Futures Options	November 2015	(30)	69.00	(44,850)

	Coffee
	ICE Coffee C Futures Options	August 2015	(20)	152.50	(12,375)

	Cocoa
	ICE Cocoa Futures Options	August 2015	(13)	3,300.00	(9,230)

	Total Foods and Fibers				(100,436)

	Total Call Options Written outstanding (premiums received $735,599)		(1,184)		$(1,021,500)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2015

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $2,697,150 and $(3,265,409), respectively.
(5)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2—Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Short-term investments, at value (cost $98,931,569 and $113,736,191, respectively)	$98,957,193	$113,737,383
Deposits with brokers	19,492,945	21,197,009
Unrealized appreciation on futures contracts	2,697,150	633,319
Other assets	7,561	—

Total assets	$121,154,849	$135,567,711

LIABILITIES
Options written, at value (premiums received $735,599 and $952,693, respectively)	$1,021,500	$296,907
Unrealized depreciation on futures contracts	3,265,409	11,470,952
Payable for distributions	931,845	—
Accrued expenses:
Management fees	118,827	138,599
Independent Committee fees	11,708	13,103
Other	325,193	450,146

Total liabilities	5,674,482	12,369,707

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,047,040 shares issued and outstanding at June 30, 2015 and December 31, 2014	217,646,428	217,646,428
Accumulated undistributed earnings (deficit)	(102,166,061)	(94,448,424)

Total shareholders’ capital (Net assets)	115,480,367	123,198,004

Total liabilities and shareholders’ capital	$121,154,849	$135,567,711

Net assets	$115,480,367	$123,198,004

Shares outstanding	9,047,040	9,047,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$12.76	$13.62

Market value per share outstanding	$11.91	$12.83

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2015 and June 30, 2014

and the Six Months Ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest	$35,852	$38,311	$61,811	$75,603

Total Investment Income	35,852	38,311	61,811	75,603

Expenses:
Management fees	365,425	533,926	729,225	1,055,176
Brokerage commissions	34,409	34,823	67,977	64,872
Conversion expenses	98,779	—	98,779	—
Custodian fees and expenses	30,105	27,874	56,745	51,169
Independent Committee fees and expenses	11,846	14,545	23,301	27,593
Professional fees	106,720	128,402	229,737	252,841
Shareholder reporting expenses	25,451	43,067	60,002	75,873
Other expenses	8,514	3,411	14,592	9,663

Total expenses	681,249	786,048	1,280,358	1,537,187

Net investment income (loss)	(645,397)	(747,737)	(1,218,547)	(1,461,584)

Net realized gain (loss) from:
Short-term investments	—	—	1,145	17
Futures contracts	2,136,804	2,548,278	(13,428,936)	8,490,783
Options written	1,577,009	1,069,107	3,411,922	2,070,832
Change in net unrealized appreciation (depreciation) of:
Short-term investments	19,877	5,724	24,432	3,381
Futures contracts	2,092,904	(1,718,480)	10,269,374	25,520
Options written	(763,399)	983,234	(941,687)	290,118

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	5,063,195	2,887,863	(663,750)	10,880,651

Net income (loss)	$4,417,798	$2,140,126	$(1,882,297)	$9,419,067

Net income (loss) per weighted-average share	$0.49	$0.23	$(0.21)	$1.02
Weighted-average shares outstanding	9,047,040	9,206,940	9,047,040	9,206,940

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2015 (Unaudited) and the Year Ended December 31, 2014

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Shareholders’ capital—beginning of period	$123,198,004	$167,146,684
Repurchase of shares	—	(2,001,984)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,218,547)	(2,746,661)
Net realized gain (loss) from:
Short-term investments	1,145	547
Futures contracts	(13,428,936)	(16,873,345)
Options written	3,411,922	3,826,262
Change in net unrealized appreciation (depreciation) of:
Short-term investments	24,432	(20,004)
Futures contracts	10,269,374	(12,716,647)
Options written	(941,687)	908,317

Net income (loss)	(1,882,297)	(27,621,531)

Distributions to shareholders	(5,835,340)	(14,325,165)

Shareholders’ capital—end of period	$115,480,367	$123,198,004

Shares—beginning of period	9,047,040	9,206,940
Repurchase of shares	—	(159,900)

Shares—end of period	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,882,297)	$9,419,067
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(55,991,676)	(95,611,987)
Proceeds from sales and maturities of U.S. government and agency obligations	77,199,877	98,199,997
Proceeds from (Purchases of) repurchase agreements, net	(6,340,623)	(4,954,835)
Premiums received for options written	3,450,692	2,640,982
Cash paid for options written	(255,864)	(737,115)
Amortization (Accretion) of short-term investments	(61,811)	(75,603)
(Increase) Decrease in:
Deposits with brokers	1,704,064	(342,788)
Other assets	(7,561)	(7,560)
Increase (Decrease) in:
Accrued management fees	(19,772)	(4,179)
Accrued Independent Committee fees	(1,395)	805
Other accrued expenses	(124,953)	(868)
Net realized (gain) loss from:
Short-term investments	(1,145)	(17)
Options written	(3,411,922)	(2,070,832)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(24,432)	(3,381)
Futures contracts	(10,269,374)	(25,520)
Options written	941,687	(290,118)

Net cash provided by (used in) operating activities	4,903,495	6,136,048

Cash flows from financing activities:
Cash paid for shares repurchased	—	(151,538)
Cash distributions paid to shareholders	(4,903,495)	(5,984,510)

Net cash provided by (used in) financing activities	(4,903,495)	(6,136,048)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-end exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of regulatory approvals. On June 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission to register common shares that may be issued from time to time after the Conversion. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

In connection with the Conversion, the Manager intends to implement a number of additional changes to the Fund that the manager believes will better align a number of the Fund’s features with its newly-adopted ETF structure, including a reduction of the management fee, adoption of an expense cap, and changes to the Fund’s investment strategy, name, distribution policy and the exchange on which the Fund’s shares trade. None of these expected changes have been finalized, and they remain subject to further revision by the Manager. In addition, following the Conversion, the Manager will continue to have the ability, without shareholder approval, to make subsequent changes to the operation of the Fund.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior day’s “mark-to-market” of the open contracts. If the Fund has unrealized appreciation the clearing broker would credit the Fund’s account with an amount equal to appreciation and

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

conversely if the Fund has unrealized depreciation the clearing broker would debit the Fund’s account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

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

The average number of futures contracts outstanding during the six months ended June 30, 2015 and year ended December 31, 2014 was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Average number of futures contracts outstanding*	2,511	2,764

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2015 and year ended December 31, 2014, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the six months ended June 30, 2015 and year ended December 31, 2014. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in options written during the six months ended June 30, 2015 and year ended December 31, 2014 were as follows:

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,257	$952,693	1,377	$777,236
Options written	5,724	3,450,692	9,114	5,003,593
Options terminated in closing purchase transactions	(3,147)	(2,027,376)	(4,006)	(1,970,074)
Options expired	(1,864)	(1,133,437)	(3,848)	(2,173,528)
Options exercised	(786)	(506,973)	(1,380)	(684,534)

Outstanding, end of the period	1,184	$735,599	1,257	$952,693

The average number of options written outstanding during the six months ended June 30, 2015 and year ended December 31, 2014 was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Average number of options written outstanding*	1,220	1,338

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the current period.

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

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of June 30, 2015 and December 31, 2014, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of June 30, 2015 and December 31, 2014, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	June 30, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$7,426,044	$(7,426,044)	$—

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,085,421	$(1,085,421)	$—

*	As of June 30, 2015 and December 31, 2014, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of June 30, 2015 and December 31, 2014 was $7,578,663 and $1,113,007, respectively.

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

Investment Valuation

Commodity futures contracts and options on commodity futures contracts traded on an exchange are valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. OTC commodity futures and forward contracts and options on commodity futures and forward contracts not traded on an exchange are valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager determines a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$91,531,149	$—	$91,531,149
Repurchase Agreements	—	7,426,044	—	7,426,044
Investments in Derivatives:
Futures Contracts*	(568,259)	—	—	(568,259)
Call Options Written**	(1,020,177)	(1,323)	—	(1,021,500)

Total	$(1,588,436)	$98,955,870	$—	$97,367,434

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

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

June 30, 2015

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

In connection with the Conversion descried previously, the Fund incurred certain costs and expenses. Such amounts are recognized as a component of “Accrued other expenses” on the Statements of Financial Condition and “Conversion expenses” on the Statements of Operations.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2015 and December 31, 2014, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

June 30, 2015

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of June 30, 2015 and December 31, 2014, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		June 30, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,697,150	Unrealized depreciation on futures contracts	$3,265,409
Commodity	Options	—	—	Options written, at value	1,021,500
Total			$2,697,150		$4,286,909

		December 31, 2014

		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$633,319	Unrealized depreciation on futures contracts	$11,470,952
Commodity	Options	—	—	Options written, at value	296,907
Total			$633,319		$11,767,859

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the six months ended June 30, 2015 and June 30, 2014, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net realized gain (loss) from:
Futures contracts	$(13,428,936)	$8,490,783
Options written	3,411,922	2,070,832
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$10,269,374	$25,520
Options written	(941,687)	290,118

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

Transactions in share repurchases during the six months ended June 30, 2015 and year ended December 31, 2014, were as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Shares repurchased	—	159,900

Weighted average price per share repurchased	—	$12.50

Weighted average discount per share repurchased	—	18.14%

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2015

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Asset Value:
Net asset value per share—beginning of period	$12.59	$18.56	$13.62	$18.15
Net investment income (loss)	(0.07)	(0.08)	(0.13)	(0.16)
Net realized and unrealized gain (loss)	0.55	0.31	(0.08)	1.19
Distributions	(0.31)	(0.39)	(0.65)	(0.78)

Net asset value per share—end of period	$12.76	$18.40	$12.76	$18.40

Market Value:
Market value per share—beginning of period	$11.90	$15.88	$12.83	$15.17

Market value per share—end of period	$11.91	$16.26	$11.91	$16.26

Ratios to Average Net Assets:(a)
Net investment income (loss)	(2.21)%	(1.75)%	(2.09)%	(1.73)%

Expenses	2.33%	1.84%	2.19%	1.82%

Total Returns:(b)
Based on Net Asset Value	3.79%	1.25%	(1.54)%	5.75%

Based on Market Value	2.66%	4.87%	(2.12)%	12.50%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

7. Subsequent Event

Distributions

On July 1, 2015 the Manager announced that the Fund’s distribution rate would be reduced $(.0290) per share effective with the distribution payable on August 3, 2015.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended exchange-traded fund (“ETF”). The Conversion will only become effective upon satisfaction of several conditions, including the receipt of regulatory approvals. On June 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission to register common shares that may be issued from time to time after the Conversion. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

In connection with the Conversion, the Manager intends to implement a number of additional changes to the Fund that the Manager believes will better align a number of the Fund’s features with its newly-adopted ETF structure, including a reduction of the management fee, adoption of an expense cap, and changes to the Fund’s investment strategy, name, distribution policy, and the exchange on which the Fund’s shares trade. None of these expected changes have been finalized, and they remain subject to further revision by the Manager. In addition, following the Conversions, the Manager will continue to have the ability, without shareholder approval, to make subsequent changes to the operation of the Fund.

Results of Operations

The Quarter Ended June 30, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $11.91 on the close of business on June 30, 2015. This represents an increase of 0.08% in share price (not including an assumed reinvestment of distributions) from the $11.90 price at which the shares of the Fund traded on the close of business on March 31, 2015. The high and low intra-day share prices for the quarter were $12.79 (May 14, 18 and 20, 2015) and $11.64 (June 29, 2015), respectively. During the quarter, the Fund declared distributions totaling $0.309 per share to shareholders, of which $0.103 was paid on July 1, 2015. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 2.66%. At June 30, 2015, shares of the Fund traded at a 6.66% discount to the Fund’s net asset value of $12.76 per share.

The Quarter Ended June 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $16.26 on the close of business on June 30, 2014. This represents an increase of 2.39% in share price (not including an assumed reinvestment of distributions) from the $15.88 price at which the shares of the Fund traded on the close of business on March 31, 2014. The high and low intra-day share prices for the quarter were $16.51 (May 23, 2014) and $15.83 (April 2, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.390 per share to shareholders, of which $0.130 was paid on July 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 4.87%. At June 30, 2014, shares of the Fund traded at a 11.63% discount to the Fund’s net asset value of $18.40 per share.

The Quarter Ended June 30, 2015 – Net Assets of the Fund

The Fund’s net assets increased from $113.9 million at March 31, 2015, to $115.5 million at June 30, 2015, an increase of $1.6 million. The increase in the Fund’s net assets was due to net income of $4.4 million, in addition to $2.8 million of distributions to shareholders.

The Fund generated net income of $4.4 million for the quarter ended June 30, 2015, resulting from net realized gains of $3.7 million and change in net unrealized appreciation of approximately $1.4 million, offset by total expenses of $0.7 million.

During the quarter ended June 30, 2015, the Fund’s collateral investments generated interest income of $35,852, which represents 0.03% of average net assets for the quarter ended June 30, 2015.

The net asset value per share on June 30, 2015, was $12.76. This represents an increase of 1.35% in net asset value (not including an assumed reinvestment of distributions) from the $12.59 net asset value as of March 31, 2015. During the quarter, the Fund declared distributions totaling $0.309 per share to shareholders, of which $0.103 was paid on July 1, 2015. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 3.79% for the quarter ended June 30, 2015.

The Quarter Ended June 30, 2014 – Net Assets of the Fund

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

The Quarter Ended June 30, 2015 – Overall Commodity Market Commentary

After three consecutive quarterly losses, the broad commodity market swung to a gain in the second quarter of 2015, as measured by the BCOM. Double-digit increases in the BCOM’s largest sectors (energy and agriculture) were the main contributors to the index’s positive performance, while the industrial metals and precious metals groups were the main detractors.

The largest group by weight, energy commodities represented 35.7% of the BCOM at the end of the period. All energy commodities had positive returns for the quarter, contributing to the group’s 10.9% advance. Unleaded gas was the strongest performer in the group, rallying on refinery outages, seasonal demand for driving and news that the Environmental Protection Agency was proposing to ease ethanol blend regulations. Crude oil was another top performer, as both Brent and West Texas Intermediate (WTI) prices rallied off their March lows on declining U.S. rig counts and lower U.S. production estimates from the Energy Information Administration.

Agricultural commodities, as grouped by Gresham, made up 22.9% of the BCOM at the end of the period. The group was up 10.4% for the quarter, with positive performance from all agriculture commodities. Heavy rainfall across key growing regions in the U.S. propelled grain prices, causing floods and potentially reduced plantings. Additionally, a June 30th U.S. Department of Agriculture (USDA) crop report revealed potentially tighter-than-expected supplies of corn and soybeans. Dry conditions across a number of wheat-exporting countries, including Canada, Russia, Ukraine, France and Australia, further supported price appreciation for wheat, as did Russia’s implementation of an export tax to stem high bread prices and inflation.

The precious metals group, which is made up of gold and silver commodities, represented 15.1% of the BCOM at the end of the period. Precious metals were among the weaker-performing sectors in the BCOM for the quarter, down 2.6%. U.S. dollar movements, reduced demand, and anticipation of rising U.S. interest rates weighed on the sector. Platinum and palladium, which are held by the Fund but not the BCOM, also posted losses for the quarter.

The commodities in the industrial metals group comprised 15.0% of the BCOM at the end of the period. All of the industrial metals commodities (aluminum, copper, nickel, and zinc) finished the quarter lower, as worries about China’s slowing economy continued to dampen prices. The group as a whole fell 5.3% for the quarter.

Foods and fibers commodities, as grouped by Gresham, made up a combined 6.6% of the BCOM at the end of the period. The sector rose 1.6% for the quarter, as gains in cotton and sugar offset a decline in Arabica coffee. The three contracts included in the Fund but not in the BCOM, white sugar, Robusta coffee and cocoa, were also up for the quarter. Cocoa delivered a double-digit gain, buoyed by a number of supply-related concerns, including concerns that Ghana may not have enough crops to fulfill its 2014-2015 contracts and the potential for an El Niño weather pattern to disrupt cocoa crops in Ecuador, Indonesia and West Africa. Cotton prices rallied late in the quarter, as heavy rains delayed plantings in several U.S. states, including Texas, a top producer of high-quality fiber.

The livestock group, at 4.7% of the BCOM at the end of the period, is the smallest group. Both live cattle and lean hogs contracts declined slightly over the quarter, resulting in a 1.5% drop for the livestock group in aggregate. Additionally, the Fund also invests in feeder cattle contracts, which also posted a small loss. Cattle prices were choppy during the quarter amid cattle herd rebuilding after last year, and rain and flooding across the U.S. Midwest creating logistical problems for cattle producers. Higher supply levels and a slowdown in export demand kept lean hogs prices relatively flat for the quarter. Concerns about the avian flu epidemic pressured cattle and lean hogs prices during the quarter. U.S. poultry export restrictions enacted because of the avian flu led to an increase in domestic chicken and turkey supplies, creating price competition for beef and pork heading into the summer months, when demand is usually higher.

The Quarter Ended June 30, 2014 – Overall Commodity Market Commentary

In the quarter ended June 30, 2014, the commodity markets contended with rising geopolitical risks as violence increased with attacks by the militant groups ISIS (Islamic State of Iraq and Syria) in Iraq and Boko Haram in Nigeria, moderating global weather conditions, and well-received efforts by the Chinese government to stimulate its economy through fiscal policy and market reforms.

The broad commodity market traded flat in the quarter ended June 30, 2014, returning 0.1%, as measured by the BCOM. The BCOM’s best-performing group was industrial metals, followed by energy, precious metals, and livestock. Agriculture was the worst performer, with a double-digit loss. Foods and fibers also declined during the quarter.

Energy commodities represented 32.0% of the BCOM at the end of the quarter, and were its most significant commodity group by weight. The group rose 4.4% for the quarter, with gains across all of the underlying energy commodities. Increasing violence in the Middle East and Africa raised the risk of future supply disruptions, which boosted crude oil prices over 6% for the quarter.

Agricultural commodities, as grouped by Gresham, made up 20.8% of the BCOM at the end of the quarter. All of the agriculture commodities in the group ended the period lower, for an 11.2% decline for the group overall. Reports of accelerated plantings, abundant supply, and favorable weather weighed on prices for corn, wheat, and soybeans.

The industrial metals comprised 16.6% of the BCOM at the end of the quarter. The group was up 8.5% for the quarter, fueled in part by proposed structural improvements to China’s financial markets announced in May. Nickel registered the largest advance both in the group and in the BCOM overall, as investors worried about supply availability from the two largest nickel miners, Indonesia and Russia.

Precious metals commodities represented 15.8% of the BCOM at the end of the quarter. Gold and silver prices ended the quarter higher following a rally late in June, leading to a 3.8% return for the group overall. The possibility of rising inflation helped lift the demand for these metals, as they are perceived to be inflation-protected assets. Platinum and palladium, which are included in the Fund’s portfolio but not represented in the BCOM, also gained during the quarter.

The commodities in the foods and fibers category, as grouped by Gresham, made up a combined 8.7% of the BCOM at the end of the quarter. Cotton and sugar prices fell during the period, as more favorable growing conditions were expected to add to already plentiful inventories. Coffee also declined after June rains in Brazil helped mitigate the damage of a drought earlier in the year. The foods and fibers group lost 6.9% in the index during the quarter.

Livestock is the smallest group, comprising 6.1% of the BCOM at the end of the quarter. Both feeder cattle (which is not represented in the BCOM) and live cattle saw strong price appreciation on supply concerns during the quarter due to the bad winter weather which hampered breeding, weight gain, and slaughter rates of cattle. Lean hogs prices were volatile as a highly contagious pig virus continued to spread in the U.S., Canada, and Asia, fueling further supply worries.

The Quarter Ended June 30, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio rose 4.5% for the quarter, before considering the expenses of the Fund or the performance of the collateral portfolio. The overall commodities market, as measured by the BCOM, was up

4.7%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was 3.79%.

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

During the quarter, the Fund sold options on approximately 50% of the value of each commodity position. Overall, the Fund’s option-writing activity detracted from performance for the period but helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return. Call options written on the Fund’s agriculture and precious metals positions expired out of the money, enabling the Fund to retain all of those premiums.

At the commodity group level, the energy, precious metals, and foods and fibers positions contributed positively to relative performance, while agriculture, industrial metals and livestock detracted, as highlighted below.

The Fund’s energy position gained 12.7% and outperformed the BCOM’s 10.9% return in the group. The outperformance was primarily due to the Fund’s higher weighting in crude oil. Additionally, the Fund collected higher premiums from writing energy call options in a higher volatility environment, which helped offset options on crude oil, unleaded gas and heating oil that were exercised against the Fund during the quarter.

In the precious metals group, the Fund’s positions fell 2.4%, which was slightly better than the 2.6% decline in the BCOM. The positive relative performance was driven both by the Fund’s underweight to the group, which limited its exposure to the sector’s losses during the quarter, and the options strategy which contributed to the Fund’s performance. All of the Fund’s precious metals options expired out of the money, enabling the Fund to keep the full premiums.

The Fund’s foods and fibers position gained 4.4% and outpaced the BCOM’s 1.6% return. Relative outperformance in the foods and fibers group came from the Fund’s exposure to cocoa, which rallied during the quarter (cocoa is not included in the BCOM), as well as the Fund’s lower weighting in Arabica coffee, which posted a loss for the quarter. Detracting slightly from performance were cocoa and cotton options written by the Fund, which were exercised against the Fund during the quarter.

Although the Fund’s agriculture position rose 7.8%, it lagged the BCOM’s 10.4% return. The agriculture group was the largest detractor from relative performance for the quarter, mainly because the Fund was underweight in the group during a period of rising prices. However, the Fund benefited from collecting the full premiums on all of its agriculture options, which expired out of the money as options were written further out of the money throughout the quarter.

In the industrial metals group, the Fund declined 6.3% versus the BCOM’s 5.3% drop. The Fund’s overweight drove relative underperformance, as did its exposure to the negative performance of London Metal Exchange (LME) copper, which is not included in the BCOM. Furthermore, performance was hurt by LME copper, aluminum, zinc, lead and nickel options that were exercised against the Fund in May.

Although the Fund’s 0.9% decline in the livestock group was better than the BCOM’s 1.5% loss, the livestock group detracted modestly from relative performance. An overweight in the sector, and particularly in live cattle, hampered performance. The Fund’s exposure to losses in feeder cattle, which are not in the BCOM, was unfavorable as well.

The Quarter Ended June 30, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio gained 1.69% for the quarter ended June 30, 2014, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, was up 0.1%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was 1.25%.

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

During the quarter, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity contributed positively to performance for the quarter and helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return. Call options written on precious metals and natural gas expired out of the money, enabling the Fund to retain all of the premiums.

At the commodity group level, the Fund’s commodity portfolio led the BCOM on an absolute basis in livestock, energy, agriculture, and precious metals, but lagged the BCOM in industrial metals and foods and fibers. On a weighted basis, the Fund’s portfolio outperformed in all groups except industrial metals and precious metals.

The Fund’s energy position, up 5.5%, outperformed the BCOM, up 4.4%, primarily because of the Fund’s higher weight (35.5%) in energy commodities. In particular, the Fund’s significantly higher weight in crude oil, at 19.9% for the portfolio versus 15.4% for the index, was a key contributor to performance in the energy group.

Although the Fund’s agriculture position declined 10.4%, it had a smaller loss than the BCOM’s position, which was down 11.2% during the period. The Fund, with a 17.5% weight in agriculture, had less exposure to the group’s weak performance than the BCOM, which had a 20.8% weight.

The Fund’s industrial metals position was up 7.0%, but lagged the BCOM’s 8.5% increase. The Fund’s nickel position was the main detractor, as the position was underweight relative to the BCOM and therefore captured less of nickel’s rally when options switched to in the money and were exercised.

The Fund’s precious metals position rose 4.0%, outperforming the BCOM’s 3.8% appreciation. But, on a weighted basis, the Fund slightly underperformed. Although the Fund’s options strategy in precious metals and its exposure to platinum and palladium were positive for results during the quarter, the gain was offset by the Fund’s lower weights in gold and silver, which detracted.

The foods and fibers group was down 7.0% in the Fund and down 6.9% in the BCOM. The Fund’s position underperformed primarily due to options that were assigned against the Fund. However, the Fund’s sugar and cotton positions had positive relative performance because of the Fund’s lower weightings in these commodities.

The Fund’s livestock position was up 5.5%, compared to the 3.6% rise in the BCOM’s position, with outperformance largely driven by the Fund’s exposure to feeder cattle and a modest gain from the Fund’s higher weighting in live cattle.

The Six Months Ended June 30, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $11.91 on the close of business on June 30, 2015. This represents a decrease of 7.17% in share price (not including an assumed reinvestment of distributions) from the $12.83 price at which the shares of the Fund traded on the close of business on December 31, 2014. The high and low intra-day share prices for the six month period were $13.00 (January 15, 2015) and $11.52 (March 18, 2015), respectively. During the six month period, the Fund declared distributions totaling $0.645 per share to shareholders, of which $0.103 was paid on July 1, 2015. The remainder was paid during the period. The Fund’s cumulative total return on market value for the six month period, which assumes reinvestment of such distributions, was -2.12%. At June 30, 2015, shares of the Fund traded at a 6.66% discount to the Fund’s net asset value of $12.76.

The Six Months Ended June 30, 2014 – Fund Share Price

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

The Six Months Ended June 30, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $123.2 million at December 31, 2014, to $115.5 million at June 30, 2015, a decrease of $7.7 million. The decrease in the Fund’s net assets was due to a net loss of $1.9 million, in addition to $5.8 million of distributions to shareholders.

The Fund generated a net loss of $1.9 million for the six month period ended June 30, 2015, resulting from interest income of $0.1 million and change in net unrealized appreciation of approximately $9.3 million, offset by expenses of $1.3 million and net realized losses of $10.0 million.

During the six month period ended June 30, 2015, the Fund’s collateral investments generated interest income of $61,811, which represents 0.05% of average net assets for the six month period ended June 30, 2015.

The net asset value per share on June 30, 2015, was $12.76. This represents a decrease of 6.31% in net asset value (not including an assumed reinvestment of distributions) from the $13.62 net asset value as of December 31, 2014. During the six month period, the Fund declared distributions totaling $0.645 per share to shareholders, of which $0.103 was paid on July 1, 2015. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -1.54% for the six month period ended June 30, 2015.

The Six Months Ended June 30, 2014 – Net Assets of the Fund

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

The Six Months Ended June 30, 2015 – Overall Commodity Market Commentary

The broad commodity market fell 1.6% for the six-month period, as measured by the BCOM, as gains in the second half of the period partially offset losses earlier in the year. Foods and fibers, livestock and industrial metals declined by double-digits over the period. Agriculture was the best-performing group in the BCOM, with a modest return of 2.1%, followed by energy, up 1.8%. Precious metals were down 1.3% for the period.

The energy group’s second quarter rally offset losses in the first three months of the year, which led to a 1.8% gain for the six-month period overall. Unleaded gas was the top-performing commodity in the BCOM for the period, appreciating 19.2% on a combination of production issues and rising seasonal demand. A second-quarter rally in crude oil prices helped WTI and Brent recover their first quarter losses, to finish the period with flat returns overall.

Agriculture commodities, as grouped by Gresham, delivered positive results, up 2.1% in aggregate for the period. After struggling in the first quarter of 2015, grain prices rebounded in the second quarter. Soybean meal, soybean oil and soybeans were the best-performing contracts in the sector, with transportation issues across South America and a USDA crop report showing lower-than-expected soybean stocks bolstering prices.

The precious metals group declined 1.3% for the period. Gold and silver prices were choppy during the second quarter. Waning demand, expectations for rising interest rates in the U.S., and a rally in the U.S. dollar contributed to fluctuating prices in the sector.

All four industrial metals commodities in the BCOM (aluminum, COMEX copper, nickel and zinc) posted negative performance in the six-month period, with the group in aggregate down 10.4%. LME copper and lead, which are included in the Fund but not the BCOM, also lost value during the period. Prices declined across the sector on concerns about China’s weakening economy and evidence of rising stockpiles for some of the metals. Widespread liquidations of long positions also contributed to price weakness in industrial metals.

The foods and fibers group, as grouped by Gresham, was the weakest performer in the BCOM over the six-month period, led lower by a 24.6% decline in Arabica coffee and a 15.8% loss in sugar. Both of these commodities are predominantly produced in Brazil, where improving growing conditions were expected to result in higher crop yields, adding to already high inventories. In addition, weakness in the Brazilian real was expected to encourage exports, adding to global supply gluts, which put further downward pressure on prices. The foods and fibers group overall was down 12.3% for the period.

The livestock group fell 11.2% for the period. Lean hogs prices dropped 24.5%, hampered by supply increases. Pork production increased as farms recovered from a fatal virus outbreak and falling grain prices decreased the cost of feed, while U.S. exports slowed, contributing to ample supplies. Furthermore, with export bans increasing U.S. poultry supplies following an avian flu outbreak, fears about price competition dampened lean hogs prices initially, but the pressure abated as the impact was less than expected.

The Six Months Ended June 30, 2014 – Overall Commodity Market Commentary

A strong rally in the first quarter of 2014 was followed by a flat performance in the second quarter, resulting in a 7.1% gain in the broad commodity market for the six months ended June 30, 2014, as measured by the BCOM. All six commodity groups had positive performance, led by livestock. Agriculture commodities had the smallest gain.

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

Gold and silver both rose during the six month period, lifting the precious metals group by 9.4%. Both metals benefited from speculation that inflation may rise after the U.S. Federal Reserve exits its quantitative easing program, which was expected to happen in October 2014. Gold prices also surged on two technical rallies during the period.

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

The Six Months Ended June 30, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio was down 0.5% for the six months ended June 30, 2015, before considering the expenses of the Fund or the performance of the collateral portfolio. The overall commodities market, as measured by the BCOM, lost 1.6%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -1.54%.

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

During the period, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity benefitted the performance for the period, and premiums collected on call options helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

At the commodity group level, the Fund’s commodity portfolio benefited relative to the BCOM from its energy and foods and fibers positions, while its agriculture, livestock, industrial metals and precious metals positions diminished relative performance.

Weighting differences helped account for the Fund’s performance advantage over the BCOM in the energy and foods and fibers groups. The Fund held an overweight in energy (37.5% to the BCOM’s 35.7%) and outperformed in the group, which boosted relative results. The Fund’s foods and fibers position, as grouped by Gresham, declined 7.9% versus the BCOM’s 12.3% drop in the group which, along with the Fund’s underweight, buffered the Fund’s exposure to the group’s losses during the period. Also, the Fund benefited from its smaller weights than the BCOM in natural gas, Arabica coffee and sugar, as these three commodities experienced falling prices during the period.

The agriculture group was the largest sector-level detractor, with underweight positions in corn, wheat and soybean oil dampening relative performance.

The Fund’s livestock group position declined 8.3% versus the BCOM’s 11.2% loss. However, on a weighted basis, the Fund underperformed in the livestock group given its larger weighting in lean hog contracts, one of the weakest performing individual commodities for the six-month period, as well as the Fund’s overweight to the livestock group overall.

The Fund’s overweight in the industrial metals group was disadvantageous in a period of falling prices. Furthermore, the Fund’s larger and more diversified copper position, comprised of both LME and COMEX contracts (the BCOM includes only COMEX copper), was unfavorable as both contracts declined during the period.

The Fund’s precious metal position was down 1.6% versus the BCOM’s 1.3% loss. The Fund’s holdings in platinum and palladium (which are not represented in the BCOM) were detrimental to relative performance, as these two commodities traded lower over the period.

The Six Months Ended June 30, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio gained 6.60% for the six months ended June 30, 2014, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, was up 7.1%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was 5.75%.

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

At the commodity group level, the Fund’s commodity portfolio outperformed the BCOM on an absolute basis in precious metals and agriculture, but underperformed in the other four commodity groups for the six month period. On a weighted basis, the Fund’s portfolio underperformed in industrial metals and foods and fibers.

In the energy group, the Fund’s portfolio gained 8.6%, falling short of the BCOM’s 8.7% return. However, on a weighted basis, the Fund’s energy position outperformed the BCOM’s. Gas oil, which is included in the Fund’s portfolio but not part of the BCOM, posted a loss for the six-month period. However, on a weighted performance basis, the negative impact of gas oil was minimized due to the Fund’s small weighting in the contract, and was offset by strong results from the Fund’s crude oil position.

The Fund’s agriculture position was up 2.3% for the six month period, while the BCOM agriculture positions, as grouped by Gresham, rose 1.9%. The Fund’s underweight positions in corn and wheat were beneficial to relative performance, as these commodities saw declining performance during the period.

The Fund’s industrial metals group underperformed the BCOM’s during the six month period, with a return of 2.6% for the Fund versus 3.5% for the index. Relative performance was dampened by the Fund’s lower weighting in nickel, which advanced 36.1% in the BCOM during the period, and in-the-money call options that were exercised against the Fund during the second quarter.

In the precious metals group, the Fund’s portfolio posted a 10.3% gain during the six month period, outperforming the BCOM’s 9.4% increase. The Fund’s portfolio benefited from strong-performing platinum and palladium contracts, which are not represented in the BCOM.

The Fund’s foods and fibers position, as grouped by Gresham, was the largest detractor from performance for the six month period, returning a modest 3.9% versus 12.9% for the BCOM. Underperformance was primarily driven by the Fund’s coffee position, which suffered because of a smaller exposure to Arabica coffee’s first quarter rally and in-the-money call options that were exercised during the six-month period.

Performance in the livestock group was a relative detractor for the Fund’s portfolio on an absolute basis, but had a nearly neutral impact on a weighted performance basis. The Fund was up 15.7% for the six month period, compared to 20.5% for the BCOM, lagging primarily because of the Fund’s underweight in lean hogs, which rallied strongly during the period. On a weighted basis, gains from the Fund’s feeder cattle contracts, which are not in the BCOM, helped offset less favorable performance from its lean hogs position.

Fund Total Returns

The following table presents selected total returns for the Fund and BCOM as of June 30, 2015. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of June 30, 2015
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	2.66%	-2.12%	-18.28%	-6.55%
Net Asset Value	3.79%	-1.54%	-23.43%	-4.89%
BCOM	4.66%	-1.56%	-23.71%	-6.23%

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

As market conditions and portfolio performance may change, the rate of distributions on the shares and the Fund’s distribution policy could change. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may temporarily suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. The reduction or elimination of the Fund’s distributions could have the effect of increasing the Manager’s management fees. Effective with the distribution declared in July and paid on August 3, 2015, the Fund’s distribution rate was reduced from $0.103 per share to $0.074 per share.

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of June 30, 2015. The table below serves as a guide to how the composition and weightings of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark, as of June 30, 2015.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	21.16%	17.90%
	Natural Gas	6.19%	8.44%
	Heating Oil	5.99%	4.16%
	Unleaded Gas	4.11%	5.22%

		37.45%	35.72%

Industrial Metals	Copper	8.46%	6.95%
	Aluminum	4.91%	4.23%
	Nickel	1.85%	1.59%
	Zinc	1.59%	2.20%
	Lead	0.87%	0.00%

		17.68%	14.97%

Agriculturals	Soybean	6.13%	5.43%
	Wheat	3.75%	4.56%
	Corn	3.42%	7.53%
	Soybean Meal	2.65%	2.61%
	Soybean Oil	1.08%	2.81%

		17.03%	22.94%

Precious Metals	Gold	8.09%	11.22%
	Silver	2.15%	3.92%
	Platinum	0.79%	0.00%
	Palladium	0.46%	0.00%

		11.49%	15.14%

Livestock	Live Cattle	5.93%	2.89%
	Lean Hogs	2.73%	1.77%
	Feeder Cattle	1.57%	0.00%

		10.23%	4.66%

Foods and Fibers	Sugar	1.94%	3.28%
	Cotton	1.73%	1.66%
	Coffee	1.69%	1.63%
	Cocoa	0.76%	0.00%

		6.12%	6.57%

Total		100.00%	100.00%

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the six months ended June 30, 2015.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2015. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of June 30, 2015, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	August 2015	96	$63.5900	1,000	$6,104,640
	ICE Brent Crude Oil Futures Contract	Long	September 2015	91	64.1400	1,000	5,836,740
	NYMEX Crude Oil Futures Contract	Long	August 2015	122	59.4700	1,000	7,255,340
	NYMEX Crude Oil Futures Contract	Long	September 2015	89	59.8300	1,000	5,324,870
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2015	128	2.8320	10,000	3,624,960
	NYMEX Natural Gas Futures Contract	Long	September 2015	107	2.8420	10,000	3,040,940
	NYMEX Natural Gas Futures Contract	Long	November 2015	17	2.9650	10,000	504,050
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	August 2015	60	576.0000	100	3,456,000
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2015	44	1.8899	42,000	3,492,535
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2015	28	2.0494	42,000	2,410,094
	NYMEX Gasoline RBOB Futures Contract	Long	September 2015	28	1.9997	42,000	2,351,647

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	September 2015	73	$2.6150	25,000	$4,772,375
	LME Copper Futures Contract	Long	July 2015	35	5.7573	25,000	5,037,594
	Aluminum
	LME Primary Aluminum Futures Contract	Long	July 2015	126	1,658.5000	25	5,224,275
	LME Primary Aluminum Futures Contract	Long	August 2015	14	1,675.5000	25	586,425
	LME Primary Aluminum Futures Contract	Short	July 2015	(3)	1,658.5067	25	(124,388)
	Nickel
	LME Nickel Futures Contract	Long	July 2015	29	11,939.5000	6	2,077,473
	LME Nickel Futures Contract	Long	August 2015	3	11,956.5000	6	215,217
	LME Nickel Futures Contract	Short	July 2015	(2)	11,939.5000	6	(143,274)
	Zinc
	LME Zinc Futures Contract	Long	July 2015	37	1,991.7503	25	1,842,369
	Lead
	LME Lead Futures Contract	Long	July 2015	23	1,749.2504	25	1,005,819
Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	November 2015	137	10.3725	5,000	7,105,163
	Wheat
	CBOT Wheat Futures Contract	Long	September 2015	71	6.1575	5,000	2,185,912
	KCBT Wheat Futures Contract	Long	September 2015	71	6.1025	5,000	2,166,388
	Corn
	CBOT Corn Futures Contract	Long	September 2015	188	4.2200	5,000	3,966,800
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2015	89	345.4000	100	3,074,060
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2015	61	0.3407	60,000	1,246,962
Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2015	80	1,171.8000	100	9,374,400
	Silver
	CEC Silver Futures Contract	Long	September 2015	32	15.5810	5,000	2,492,960
	Platinum
	NYMEX Platinum Futures Contract	Long	October 2015	17	1,079.5000	50	917,575
	Palladium
	NYMEX Palladium Futures Contract	Long	September 2015	8	672.6500	100	538,120
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2015	116	59.2300	1,000	6,870,680
	Lean Hogs
	CME Lean Hog Futures Contract	Long	July 2015	53	30.4800	1,000	1,615,440
	CME Lean Hog Futures Contract	Long	August 2015	52	29.7500	1,000	1,547,000
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2015	12	107.3625	1,000	1,288,350
	CME Feeder Cattle Futures Contract	Long	September 2015	5	106.7000	1,000	533,500
Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	October 2015	141	0.1247	112,000	1,969,262
	ICE White Sugar Futures Contract	Long	August 2015	9	18.5150	1,000	166,635
	ICE White Sugar Futures Contract	Long	October 2015	6	18.2300	1,000	109,380
	Cotton
	ICE Cotton Futures Contract	Long	December 2015	59	0.6791	50,000	2,003,345
	Coffee
	ICE Coffee C Futures Contract	Long	September 2015	33	49.6500	1,000	1,638,450
	LIFFE Coffee Robusta Futures Contract	Long	September 2015	18	17.8400	1,000	321,120
	Cocoa
	ICE Cocoa Futures Contract	Long	September 2015	27	32.6900	1,000	882,630

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	August 2015	(93)	$70.50	$(6,510)
	NYMEX Crude Oil Futures Options	July 2015	(105)	64.00	(19,950)
	Natural Gas
	NYMEX Natural Gas Futures Options	July 2015	(126)	3.00	(83,160)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2015	(44)	208.00	(14,969)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2015	(28)	218.00	(32,928)
Industrial Metals	Copper
	LME Copper Futures Options	July 2015	(35)	6,400.00	—
	Aluminum
	LME Primary Aluminum Futures Options	July 2015	(62)	1,800.00	—
	LME Primary Aluminum Futures Options	August 2015	(7)	1,800.00	(1,024)
	Nickel
	LME Nickel Futures Options	July 2015	(14)	14,000.00	—
	LME Nickel Futures Options	August 2015	(1)	14,000.00	(299)
	Zinc
	LME Zinc Futures Options	July 2015	(19)	2,300.00	—
	Lead
	LME Lead Futures Options	July 2015	(10)	2,050.00	—
	LME Lead Futures Options	July 2015	(1)	1,925.00	—
Agriculturals	Soybean
	CBOT Soybean Futures Options	October 2015	(35)	980.00	(142,406)
	CBOT Soybean Futures Options	October 2015	(34)	1,000.00	(117,300)
	Wheat
	CBOT Wheat Futures Options	August 2015	(36)	545.00	(140,400)
	CBOT Wheat Futures Options	August 2015	(36)	580.00	(87,750)
	Corn
	CBOT Corn Futures Options	August 2015	(33)	380.00	(78,169)
	CBOT Corn Futures Options	August 2015	(61)	400.00	(101,412)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2015	(44)	360.00	(65,340)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2015	(15)	36.00	(7,965)
	CBOT Soybean Oil Futures Options	November 2015	(16)	37.00	(6,192)
Precious Metals	Gold
	CEC Gold Futures Options	July 2015	(40)	1,250.00	(4,800)
	Silver
	CEC Silver Futures Options	August 2015	(16)	17.50	(6,960)
Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2015	(75)	159.00	(3,000)
	Lean Hogs
	CME Lean Hogs Futures Options	July 2015	(53)	86.00	(530)
Foods and Fibers	Sugar
	ICE Sugar Futures Options	September 2015	(82)	13.00	(33,981)
	Cotton
	ICE Cotton Futures Options	November 2015	(30)	69.00	(44,850)
	Coffee
	ICE Coffee C Futures Options	August 2015	(20)	152.50	(12,375)
	Cocoa
	ICE Cocoa Futures Options	August 2015	(13)	3,300.00	(9,230)

Commodity Call Options Written (Continued)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2015, the Fund held U.S. Treasury bills worth $91,531,149 with a total par value of $91,620,000 and a repurchase agreement worth $7,426,044.

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

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2015.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). No shares have been repurchased during the fiscal year to date period ended June 30, 2015. A cumulative total of 220,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 7, 2015.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) August 7, 2015

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) August 7, 2015