Form 10-Q
period 2015-09-30
Nuveen Diversified Commodity Fund
filed 2015-11-05
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, the registrant had 9,047,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Schedule of Investments at September 30, 2015 (Unaudited)	3

	Statements of Financial Condition at September 30, 2015 (Unaudited) and December 31, 2014	9

	Statements of Operations (Unaudited) for the three months ended September 30, 2015 and September 30, 2014 and for the nine months ended September 30, 2015 and September 30, 2014	10

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2015 (Unaudited) and the year ended December 31, 2014	11

	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and September 30, 2014	12

	Notes to Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2015

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$2,000	U.S. Treasury Bills	0.000%	10/15/15	Aaa	$2,000,040
6,000	U.S. Treasury Bills	0.000%	11/12/15	Aaa	6,000,090
1,500	U.S. Treasury Bills	0.000%	12/10/15	Aaa	1,500,105
1,500	U.S. Treasury Bills	0.000%	2/04/16	Aaa	1,499,901
6,000	U.S. Treasury Bills	0.000%	3/03/16	Aaa	5,999,328
10,000	U.S. Treasury Bills	0.000%	3/31/16	Aaa	9,996,210
23,000	U.S. Treasury Bills	0.000%	4/28/16	Aaa	22,991,122
15,620	U.S. Treasury Bills	0.000%	5/26/16	Aaa	15,611,737
5,000	U.S. Treasury Bills	0.000%	6/23/16	Aaa	4,993,860
7,000	U.S. Treasury Bills	0.000%	7/21/16	Aaa	6,986,567
8,000	U.S. Treasury Bills	0.000%	9/15/16	Aaa	7,976,280

$85,620	Total U.S. Government And Agency Obligations (cost $85,491,116)				85,555,240

	Repurchase Agreements
$1,184	Repurchase Agreement with State Street Bank, dated 9/30/15, repurchase price $1,183,578, collateralized by $1,105,000 U.S. Treasury Notes, 3.125%, due 5/15/21, value $1,210,493	0.000%	10/01/15	N/A	$1,183,578

	Total Repurchase Agreements (cost $1,183,578)				1,183,578

	Total Short-Term Investments (cost $86,674,694)				$86,738,818

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2015	107	$5,175,590	$(57,470)
	ICE Brent Crude Oil Futures Contract	Long	January 2016	107	5,318,970	(83,060)
	NYMEX Crude Oil Futures Contract	Long	November 2015	89	4,013,010	(166,430)
	NYMEX Crude Oil Futures Contract	Long	January 2016	65	3,000,400	(120,250)
	NYMEX Crude Oil Futures Contract	Long	March 2016	8	378,960	(14,320)

	Total Crude Oil					(441,530)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2015	205	5,174,200	(227,500)
	NYMEX Natural Gas Futures Contract	Long	January 2016	32	905,920	(24,380)

	Total Natural Gas					(251,880)

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	November 2015	57	2,661,900	(7,125)
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2015	42	2,711,974	44,806

	Total Heating Oil					37,681

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued)

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Contract	Long	November 2015	63	$3,616,288	$(39,879)

	Total Energy					(695,608)

Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	December 2015	47	2,750,675	(55,813)
	COMEX Copper Futures Contract	Long	March 2016	25	1,465,625	(30,313)
	LME Copper Futures Contract	Long	October 2015	35	4,531,625	(91,000)

	Total Copper					(177,126)

	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2015	133	5,244,356	(148,794)
	LME Primary Aluminum Futures Contract	Short	October 2015	(5)	(197,156)	(2,281)

	Total Aluminum					(151,075)

	Nickel
	LME Nickel Futures Contract	Long	October 2015	29	1,805,511	93,351
	LME Nickel Futures Contract	Long	November 2015	3	186,984	9,666

	Total Nickel					103,017

	Zinc
	LME Zinc Futures Contract	Long	October 2015	40	1,681,000	30,000
	LME Zinc Futures Contract	Short	October 2015	(1)	(42,025)	(850)

	Total Zinc					29,150

	Lead
	LME Lead Futures Contract	Long	October 2015	23	957,375	(20,988)
	LME Lead Futures Contract	Short	October 2015	(2)	(83,250)	(100)

	Total Lead					(21,088)

	Total Industrial Metals					(217,122)

Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	November 2015	106	4,727,600	94,075
	CBOT Soybean Futures Contract	Long	January 2016	18	804,600	9,700

	Total Soybean					103,775

	Corn
	CBOT Corn Futures Contract	Long	December 2015	183	3,547,912	29,738

	Wheat
	CBOT Wheat Futures Contract	Long	December 2015	47	1,204,963	37,600
	KCBT Wheat Futures Contract	Long	December 2015	89	2,232,787	50,063

	Total Wheat					87,663

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2015	89	2,750,100	15,620

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2015	68	1,115,472	23,184

	Total Agriculturals					259,980

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued)

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2015	80	$8,921,600	$(140,800)

	Silver
	CEC Silver Futures Contract	Long	December 2015	34	2,468,060	(119,510)

	Platinum
	NYMEX Platinum Futures Contract	Long	January 2016	17	772,735	(54,910)

	Palladium
	NYMEX Palladium Futures Contract	Long	December 2015	8	520,760	27,880

	Total Precious Metals					(287,340)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2015	73	3,640,510	(359,890)
	CME Live Cattle Futures Contract	Long	December 2015	41	2,147,170	(144,730)

	Total Live Cattle					(504,620)

	Lean Hogs
	CME Lean Hog Futures Contract	Long	October 2015	63	1,852,830	47,880
	CME Lean Hog Futures Contract	Long	December 2015	56	1,494,640	39,200
	CME Lean Hog Futures Contract	Long	February 2016	6	165,660	(1,500)

	Total Lean Hogs					85,580

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2015	5	431,500	(31,125)
	CME Feeder Cattle Futures Contract	Long	January 2016	12	1,003,650	(54,462)

	Total Feeder Cattle					(85,587)

	Total Livestock					(504,627)

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	March 2016	130	1,875,328	176,176
	ICE White Sugar Futures Contract	Long	December 2015	15	277,500	21,450

	Total Sugar					197,626

	Cotton
	ICE Cotton Futures Contract	Long	December 2015	59	1,782,980	(10,325)

	Coffee
	ICE Coffee C Futures Contract	Long	December 2015	31	1,410,694	47,662
	LIFFE Coffee Robusta Futures Contract	Long	November 2015	13	202,410	3,120
	LIFFE Coffee Robusta Futures Contract	Long	January 2016	5	78,200	1,250

	Total Coffee					52,032

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued)

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Foods and Fibers	Cocoa
(continued)	ICE Cocoa Futures Contract	Long	December 2015	27	$840,780	$(53,190)

	Total Foods and Fibers					186,143

	Total Futures Contracts outstanding			2,377	$97,528,373	$(1,258,574)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2015	(104)	$54.50	$(8,320)
	ICE Brent Crude Oil Futures Options	November 2015	(3)	52.00	(780)
	NYMEX Crude Oil Futures Options	October 2015	(81)	48.50	(38,880)

	Total Crude Oil				(47,980)

	Natural Gas
	NYMEX Natural Gas Futures Options	October 2015	(118)	2.85	(24,780)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2015	(42)	164.00	(36,162)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2015	(31)	149.00	(29,164)

	Total Energy				(138,086)

Industrial Metals	Copper
	LME Copper Futures Options (5)	October 2015	(34)	5,400.00	(12,402)

	Aluminum
	LME Primary Aluminum Futures Options (5)	October 2015	(64)	1,675.00	(624)

	Nickel
	LME Nickel Futures Options (5)	October 2015	(16)	11,000.00	(5,195)

	Zinc
	LME Zinc Futures Options (5)	October 2015	(20)	1,975.00	—

	Lead
	LME Lead Futures Options (5)	October 2015	(11)	1,850.00	(33)

	Total Industrial Metals				(18,254)

Agriculturals	Soybean
	CBOT Soybean Futures Options	October 2015	(35)	980.00	(1,531)
	CBOT Soybean Futures Options	October 2015	(27)	1,000.00	(844)

	Total Soybean				(2,375)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals	Corn
(continued)	CBOT Corn Futures Options	November 2015	(92)	$400.00	$(43,125)

	Wheat
	CBOT Wheat Futures Options	November 2015	(45)	580.00	(5,906)
	CBOT Wheat Futures Options	November 2015	(24)	580.00	(4,350)

	Total Wheat				(10,256)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2015	(29)	360.00	(2,175)
	CBOT Soybean Meal Futures Options	November 2015	(15)	340.00	(3,075)

	Total Soybean Meal				(5,250)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2015	(17)	31.00	(1,428)
	CBOT Soybean Oil Futures Options	November 2015	(17)	29.00	(4,488)

	Total Soybean Oil				(5,916)

	Total Agriculturals				(66,922)

Precious Metals	Gold
	CEC Gold Futures Options	November 2015	(40)	1,180.00	(35,200)

	Silver
	CEC Silver Futures Options	November 2015	(17)	16.00	(15,300)

	Total Precious Metals				(50,500)

Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2015	(73)	156.00	(380)

	Lean Hogs
	CME Lean Hogs Futures Options	October 2015	(63)	69.00	(115,920)

	Total Livestock				(116,300)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	February 2016	(30)	13.00	(29,232)
	ICE Sugar Futures Options	February 2016	(46)	13.75	(30,397)

	Total Sugar				(59,629)

	Cotton
	ICE Cotton Futures Options	November 2015	(30)	69.00	(1,650)

	Coffee
	ICE Coffee C Futures Options	November 2015	(19)	155.00	(3,705)

	Cocoa
	ICE Cocoa Futures Options	November 2015	(13)	3,400.00	(2,080)

	Total Foods and Fibers				(67,064)

	Total Call Options Written outstanding
	(premiums received $585,992)		(1,156)		$(457,126)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2015

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $802,421 and $(2,060,995), respectively.
(5)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2—Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Short-term investments, at value (cost $86,674,694 and $113,736,191, respectively)	$86,738,818	$113,737,383
Deposits with brokers	13,752,397	21,197,009
Unrealized appreciation on futures contracts	802,421	633,319
Other assets	3,780	—

Total assets	$101,297,416	$135,567,711

LIABILITIES
Options written, at value (premiums received $585,992 and $952,693, respectively)	$457,126	$296,907
Unrealized depreciation on futures contracts	2,060,995	11,470,952
Payable for distributions	669,481	—
Accrued expenses:
Conversion fees	129,167	—
Management fees	102,014	138,599
Independent Committee fees	12,172	13,103
Other	376,509	450,146

Total liabilities	3,807,464	12,369,707

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,047,040 shares issued and outstanding at September 30, 2015 and December 31, 2014	217,646,428	217,646,428
Accumulated undistributed earnings (deficit)	(120,156,476)	(94,448,424)

Total shareholders’ capital (Net assets)	97,489,952	123,198,004

Total liabilities and shareholders’ capital	$101,297,416	$135,567,711

Net assets	$97,489,952	$123,198,004

Shares outstanding	9,047,040	9,047,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$10.78	$13.62

Market value per share outstanding	$10.31	$12.83

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2015 and September 30, 2014

and the Nine Months Ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest	$47,524	$33,081	$109,335	$108,684

Total Investment Income	47,524	33,081	109,335	108,684

Expenses:
Management fees	325,901	501,527	1,055,126	1,556,703
Brokerage commissions	31,564	24,809	99,541	89,681
Conversion expenses	221,651	—	320,430	—
Custodian fees and expenses	24,021	26,813	80,766	77,982
Independent Committee fees and expenses	13,098	15,905	36,399	43,498
Professional fees	129,815	115,721	359,552	368,562
Shareholder reporting expenses	34,241	25,786	94,243	101,659
Other expenses	7,041	4,461	21,633	14,124

Total expenses	787,332	715,022	2,067,690	2,252,209

Net investment income (loss)	(739,808)	(681,941)	(1,958,355)	(2,143,525)

Net realized gain (loss) from:
Short-term investments	15	—	1,160	17
Futures contracts	(16,351,021)	(7,002,815)	(29,779,957)	1,487,968
Options written	1,345,893	898,238	4,757,815	2,969,070
Change in net unrealized appreciation (depreciation) of:
Short-term investments	38,500	10,432	62,932	13,813
Futures contracts	(690,315)	(11,377,594)	9,579,059	(11,352,074)
Options written	414,767	247,519	(526,920)	537,637

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(15,242,161)	(17,224,220)	(15,905,911)	(6,343,569)

Net income (loss)	$(15,981,969)	$(17,906,161)	$(17,864,266)	$(8,487,094)

Net income (loss) per weighted-average share	$(1.77)	$(1.94)	$(1.97)	$(0.92)
Weighted-average shares outstanding	9,047,040	9,206,940	9,047,040	9,206,940

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2015 (Unaudited) and the Year Ended December 31, 2014

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Shareholders’ capital—beginning of period	$123,198,004	$167,146,684
Repurchase of shares	—	(2,001,984)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,958,355)	(2,746,661)
Net realized gain (loss) from:
Short-term investments	1,160	547
Futures contracts	(29,779,957)	(16,873,345)
Options written	4,757,815	3,826,262
Change in net unrealized appreciation (depreciation) of:
Short-term investments	62,932	(20,004)
Futures contracts	9,579,059	(12,716,647)
Options written	(526,920)	908,317

Net income (loss)	(17,864,266)	(27,621,531)

Distributions to shareholders	(7,843,786)	(14,325,165)

Shareholders’ capital—end of period	$97,489,952	$123,198,004

Shares—beginning of period	9,047,040	9,206,940
Repurchase of shares	—	(159,900)

Shares—end of period	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(17,864,266)	$(8,487,094)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(75,929,831)	(127,082,367)
Proceeds from sales and maturities of U.S. government and agency obligations	103,199,872	135,199,997
Proceeds from (Purchases of) repurchase agreements, net	(98,157)	(1,340,185)
Premiums received for options written	5,280,496	3,640,803
Cash paid for options written	(889,382)	(839,697)
Amortization (Accretion) of short-term investments	(109,227)	(108,684)
(Increase) Decrease in:
Deposits with brokers	7,444,612	890,653
Other assets	(3,780)	(3,779)
Increase (Decrease) in:
Accrued conversion fees	129,167	—
Accrued management fees	(36,585)	(21,632)
Accrued Independent Committee fees	(931)	967
Other accrued expenses	(73,637)	46,235
Net realized (gain) loss from:
Short-term investments	(1,160)	(17)
Options written	(4,757,815)	(2,969,070)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(62,932)	(13,813)
Futures contracts	(9,579,059)	11,352,074
Options written	526,920	(537,637)

Net cash provided by (used in) operating activities	7,174,305	9,726,754

Cash flows from financing activities:
Cash paid for shares repurchased	—	(151,538)
Cash distributions paid to shareholders	(7,174,305)	(9,575,216)

Net cash provided by (used in) financing activities	(7,174,305)	(9,726,754)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended exchange-traded fund (“ETF”). On June 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion remains subject to the receipt of certain regulatory approvals. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

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

Investment Adviser

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (in that capacity, “Gresham” or the “Commodity Sub-adviser”), to manage the Fund’s commodity investment strategy and its options strategy. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading adviser and commodity pool operator, is a member of the NFA and is registered with the SEC as an investment adviser.

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

September 30, 2015

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

September 30, 2015

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

The average number of futures contracts outstanding during the nine months ended September 30, 2015 and year ended December 31, 2014 was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Average number of futures contracts outstanding*	2,478	2,764

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3—Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of options written” on the

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2015 and year ended December 31, 2014, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the nine months ended September 30, 2015 and year ended December 31, 2014. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in options written during the nine months ended September 30, 2015 and year ended December 31, 2014 were as follows:

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,257	$952,693	1,377	$777,236
Options written	9,127	5,280,496	9,114	5,003,593
Options terminated in closing purchase transactions	(5,332)	(3,378,031)	(4,006)	(1,970,074)
Options expired	(3,110)	(1,762,193)	(3,848)	(2,173,528)
Options exercised	(786)	(506,973)	(1,380)	(684,534)

Outstanding, end of the period	1,156	$585,992	1,257	$952,693

The average number of options written outstanding during the nine months ended September 30, 2015 and year ended December 31, 2014 was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Average number of options written outstanding*	1,204	1,338

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the current period.

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

September 30, 2015

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of September 30, 2015 and December 31, 2014, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of September 30, 2015 and December 31, 2014, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	September 30, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,183,578	$(1,183,578)	$—

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,085,421	$(1,085,421)	$—

*	As of September 30, 2015 and December 31, 2014, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of September 30, 2015 and December 31, 2014 was $1,210,493 and $1,113,007, respectively.

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

September 30, 2015

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$85,555,240	$—	$85,555,240
Repurchase Agreements	—	1,183,578	—	1,183,578
Investments in Derivatives:
Futures Contracts*	(1,258,574)	—	—	(1,258,574)
Call Options Written**	(438,872)	(18,254)	—	(457,126)

Total	$(1,697,446)	$86,720,564	$—	$85,023,118

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

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

September 30, 2015

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

In connection with the Conversion described previously, the Fund incurred certain costs and expenses. Such amounts are recognized as a component of “Accrued other expenses” on the Statements of Financial Condition and “Conversion expenses” on the Statements of Operations.

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

During the nine months ended September 30, 2015, the Fund’s monthly per share distribution rate decreased from $0.130 to $0.103 effective with the distribution payable March 2, 2015 and from $0.103 to $0.074 effective with the distribution payable August 3, 2015.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2015 and December 31, 2014, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

September 30, 2015

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of September 30, 2015 and December 31, 2014, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		September 30, 2015
		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$802,421	Unrealized depreciation on futures contracts	$2,060,995
Commodity	Options	—	—	Options written, at value	457,126
Total			$802,421		$2,518,121

		December 31, 2014

		Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$633,319	Unrealized depreciation on futures contracts	$11,470,952
Commodity	Options	—	—	Options written, at value	296,907
Total			$633,319		$11,767,859

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the nine months ended September 30, 2015 and September 30, 2014, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net realized gain (loss) from:
Futures contracts	$(29,779,957)	$1,487,968
Options written	4,757,815	2,969,070
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$9,579,059	$(11,352,074)
Options written	(526,920)	537,637

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

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

Transactions in share repurchases during the nine months ended September 30, 2015 and year ended December 31, 2014, were as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Shares repurchased	—	159,900

Weighted average price per share repurchased	—	$12.50

Weighted average discount per share repurchased	—	18.14%

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2015

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Asset Value:
Net asset value per share—beginning of period	$12.76	$18.40	$13.62	$18.15
Net investment income (loss)	(0.08)	(0.07)	(0.22)	(0.23)
Net realized and unrealized gain (loss)	(1.68)	(1.88)	(1.75)	(0.69)
Distributions	(0.22)	(0.39)	(0.87)	(1.17)

Net asset value per share—end of period	$10.78	$16.06	$10.78	$16.06

Market Value:
Market value per share—beginning of period	$11.91	$16.26	$12.83	$15.17

Market value per share—end of period	$10.31	$13.79	$10.31	$13.79

Ratios to Average Net Assets:(a)
Net investment income (loss)	(2.84)%	(1.70)%	(2.32)%	(1.72)%

Expenses	3.02%	1.78%	2.45%	1.81%

Total Returns:(b)
Based on Net Asset Value	(13.80)%	(10.67)%	(15.13)%	(5.54)%

Based on Market Value	(11.60)%	(12.93)%	(13.49)%	(2.05)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended exchange-traded fund (“ETF”). On June 15, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion remains subject to the receipt of certain regulatory approvals. The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

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

Results of Operations

The Quarter Ended September 30, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $10.31 on the close of business on September 30, 2015, a decrease of 13.43% in share price (not including an assumed reinvestment of distributions) from the $11.91 price at which the shares of the Fund traded on the close of business on June 30, 2015. The high and low intra-day share prices for the quarter were $12.30 (July 2, 2015) and $9.23 (August 24, 2015), respectively. During the quarter, the Fund declared distributions totaling $0.222 per share to shareholders, of which $0.074 was paid on October 1, 2015. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -11.60%. At September 30, 2015, shares of the Fund traded at a 4.36% discount to the Fund’s net asset value of $10.78 per share.

The Quarter Ended September 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $13.79 on the close of business on September 30, 2014, a decrease of 15.19% in share price (not including an assumed reinvestment of distributions) from the $16.26 price at which the shares of the Fund traded on the close of business on June 30, 2014. The high and low intra-day share prices for the quarter were $16.30 (July 30, 2014) and $13.46 (September 26, 2014), respectively. During the quarter, the Fund declared distributions totaling $0.390 per share to shareholders, of which $0.130 was paid on October 1, 2014. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -12.93%. At September 30, 2014, shares of the Fund traded at a 14.13% discount to the Fund’s net asset value of $16.06.

The Quarter Ended September 30, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $115.5 million at June 30, 2015, to approximately $97.5 million at September 30, 2015, a decrease of $18.0 million. The decrease in the Fund’s net assets was due to a net loss of $16.0 million, in addition to $2.0 million of distributions to shareholders.

The Fund generated a net loss of $16.0 million for the quarter ended September 30, 2015, resulting from net realized losses of $15.0 million, change in net unrealized depreciation of $0.2 million and total expenses of $0.8 million.

During the quarter ended September 30, 2015, the Fund’s collateral investments generated interest income of $47,524, which represents 0.05% of average net assets for the quarter ended September 30, 2015.

The net asset value per share on September 30, 2015, was $10.78, a decrease of 15.52% in net asset value (not including an assumed reinvestment of distributions) from the $12.76 net asset value as of June 30, 2015. During the quarter, the Fund declared distributions totaling $0.222 per share to shareholders, of which $0.074 was paid on October 1, 2015. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -13.80% for the quarter ended September 30, 2015.

The Quarter Ended September 30, 2014 – Net Assets of the Fund

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

The net asset value per share on September 30, 2014, was $16.06, a decrease of 12.72% in net asset value (not including an assumed reinvestment of distributions) from the $18.40 net asset value as of June 30, 2014. The Fund declared distributions totaling $0.390 per share during the quarter. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -10.67% for the quarter ended September 30, 2014.

The Quarter Ended September 30, 2015 – Overall Commodity Market Commentary

Declines were widespread in the broad commodity market during the third quarter of 2015, with all six commodity groups in the BCOM finishing the quarter lower. Of all of the commodities represented in the BCOM, only five didn’t post a loss in excess of 10%, and of those five only lean hogs had a positive return.

The largest group by weight, energy commodities represented 32.6% of the BCOM at the end of the period. The energy group led the BCOM’s decline, down 22.4% for the quarter. An ongoing supply glut, particularly for crude oil, and global macroeconomic worries, especially in China, weighed heavily on energy prices. The finalization of Iran’s nuclear deal, which lifts sanctions on oil exports, also disrupted oil markets—even though Iranian exports aren’t expected to impact the global oil supply until 2016. West Texas Intermediate (WTI) and Brent crude were the worst-performing individual commodities in the BCOM, falling 27.4% and 26.3%, respectively.

Agricultural commodities, as grouped by Gresham, made up 23.1% of the BCOM at the end of the period. The agriculture group sustained double-digit declines across all of its commodities, which resulted in a 14.1% loss for the group overall. Abundant crop yields in South America, favorable growing conditions in the U.S. Midwest, and weak currencies in Brazil and Argentina continued to put downward pressure on grain prices.

The precious metals group, which is made up of gold and silver commodities, represented 16.6% of the BCOM at the end of the period. Precious metals prices were choppy over the quarter, driven by global macroeconomic concerns, fluctuating currencies and the U.S. Federal Reserve’s decision to leave interest rates unchanged at its September meeting. The group fell 5.6% for the quarter. Platinum and palladium, which are held in the Fund’s portfolio but not in the BCOM, also had negative performance over the quarter. Platinum prices were further roiled by the Volkswagen emissions scandal in September. The metal is widely used in diesel engines, and the auto industry consumes roughly 30% of global supply. Investors feared shrinking platinum demand if consumers switched to gasoline or electric vehicles.

The commodities in the industrial metals group comprised 15.5% of the BCOM at the end of the period. Industrial metals continued their decline due to concerns about China’s economy. Investors reacted negatively to the country’s unexpected currency devaluation and other policy measures taken to try to counteract its slackening growth. Adding to the sector’s bearish tone were rumors of inventory reductions and/or liquidations following the collapse of Swiss mining giant Glencore PLC’s stock price. The industrial metals group sank 11.1% for the quarter.

Foods and fibers commodities, as grouped by Gresham, made up a combined 7.4% of the BCOM at the end of the period. For most of the quarter, sugar prices declined due to favorable weather in Brazil, one of the main sugar producers, boosting supply expectations and the weak Brazilian real. Coffee prices were also hurt by the real’s weakness and a supply increase due to timely rainfall in Brazil. Cotton futures also declined over the quarter, contributing to a 7.6% drop for the foods and fibers group overall.

The livestock group, at 4.8% of the BCOM at the end of the period, is the smallest group. Lean hogs prices rallied 13.4% and were the only commodity in the BCOM to post a gain in the third quarter. Hot summer weather stifled weight gain in pigs, and U.S. retail demand was strong as pork continued to be cheaper than beef. However, live cattle prices fell 14.6%, as beef’s supply-demand imbalance persisted amid reports of higher carcass weights, price competition from pork, and a strong dollar, which slowed exports and encouraged imports. The overall livestock group was down 5.4% for the quarter.

The Quarter Ended September 30, 2014 – Overall Commodity Market Commentary

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

The Quarter Ended September 30, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio was down 13.3% for the quarter, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, declined 14.5%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -13.80%.

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

During the quarter, the Fund sold options on approximately 50% of the value of each commodity position. Overall, the Fund’s option-writing activity contributed positively to performance for the period and helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return. Call options written on all of the Fund’s commodity positions expired out of the money, enabling the Fund to retain all of those premiums.

At the commodity group level, the Fund’s positions in agriculture, industrial metals, energy and livestock contributed to relative performance, foods and fibers had a neutral impact, and precious metals detracted from returns relative to the BCOM, as highlighted below.

The agriculture group added the most to the Fund’s relative returns during the quarter. The Fund’s underweight to agricultural commodities as well as outperformance in its soybean, wheat and soybean oil positions were beneficial. Relative gains in the industrial metals group came from the Fund’s larger and more diversified position. The Fund includes London Metal Exchange (LME) copper and lead, which are not represented in the BCOM. Although both of these contracts had negative performance for the quarter, they were among the better-performing commodities on a relative basis to the BCOM as their losses were smaller than the BCOM’s overall decline. In the energy group, the Fund’s relative results were boosted by its underweight in natural gas and by its options strategy. When volatility spiked in September, the Fund collected higher premiums on the crude oil options it wrote, which was advantageous to performance. Driving relative outperformance in the livestock group was the Fund’s overweight to lean hogs, the top-performing commodity in both the Fund and the BCOM for the quarter.

Performance in the foods and fibers group was mixed. While the Fund’s exposure to sugar (New York-traded) was detrimental to relative performance, the loss was offset by small relative gains across the Fund’s cotton, coffee and cocoa (cocoa is not represented in the BCOM) positions. The precious metals group, however, was a meaningful detractor over the quarter. The Fund’s underweight allocations to gold and silver were unfavorable to relative returns. Although both gold and silver saw falling prices over the period, their single-digit losses placed them among the better-performing commodities.

The Quarter Ended September 30, 2014 – Fund Commodity Portfolio Commentary

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

The Nine Months Ended September 30, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $10.31 on the close of business on September 30, 2015, a decrease of 19.64% in share price (not including an assumed reinvestment of distributions) from the $12.83 price at which the shares of the Fund traded on the close of business on December 31, 2014. The high and low intra-day share prices for the nine month period were $13.00 (January 15, 2015) and $9.23 (August 24, 2015), respectively. During the nine month period, the Fund declared distributions totaling $0.867 per share to shareholders, of which $0.074 was paid on October 1, 2015. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -13.49%. At September 30, 2015, shares of the Fund traded at a 4.36% discount to the Fund’s net asset value of $10.78.

The Nine Months Ended September 30, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $13.79 on the close of business on September 30, 2014, a decrease of 9.10% in share price (not including an assumed reinvestment of distributions) from the

$15.17 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the nine month period were $16.51 (May 23, 2014) and $13.46 (September 26, 2014), respectively. During the nine month period, the Fund declared distributions totaling $1.170 per share to shareholders, of which $0.130 was paid on October 1, 2014. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was -2.05%. At September 30, 2014, shares of the Fund traded at a 14.13% discount to the Fund’s net asset value of $16.06.

The Nine Months Ended September 30, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $123.2 million at December 31, 2014, to $97.5 million at September 30, 2015, a decrease of $25.7 million. The decrease in the Fund’s net assets was due to a net loss of $17.9 million, in addition to $7.8 million of distributions to shareholders.

The Fund generated a net loss of $17.9 million for the nine month period ended September 30, 2015, resulting from interest income of $0.1 million and change in net unrealized appreciation of $9.1 million, offset by expenses of $2.1 million and net realized losses of $25.0 million.

During the nine month period ended September 30, 2015, the Fund’s collateral investments generated interest income of $109,335, which represents 0.10% of average net assets for the nine month period ended September 30, 2015.

The net asset value per share on September 30, 2015, was $10.78, a decrease of 20.85% in net asset value (not including an assumed reinvestment of distributions) from the $13.62 net asset value as of December 31, 2014. During the nine month period, the Fund declared distributions totaling $0.867 per share to shareholders, of which $0.074 was paid on October 1, 2015. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -15.13% for the nine month period ended September 30, 2015.

The Nine Months Ended September 30, 2014 – Net Assets of the Fund

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

The net asset value per share on September 30, 2014, was $16.06, a decrease of 11.52% in net asset value (not including an assumed reinvestment of distributions) from the $18.15 net asset value as of December 31, 2013. The Fund declared distributions totaling $1.170 per share during the nine month period. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -5.54% for the nine month period ended September 30, 2014.

The Nine Months Ended September 30, 2015 – Overall Commodity Market Commentary

The broad commodity market continued to face significant headwinds, falling 15.8% for the nine-month period, as measured by the BCOM. All sectors in the BCOM posted negative results, with five of the six sectors declining by double digits.

In the energy group, oversupply conditions persisted, while global macroeconomic uncertainties, led by worries about China’s economy, continued to undermine demand expectations. Despite a 10.9% rally in the second quarter of 2015, the energy group suffered considerable volatility early in 2015 and again in the third quarter to finish the nine-month period down 20.9%. Crude oil and natural gas were the worst performers, down 26.7% and 23.0% over the period, respectively.

Agriculture commodities, as grouped by Gresham, followed a similar trajectory to energy commodities. A turbulent first quarter was followed by a 10.4% rebound in the second quarter, but expectations for abundant crops and the weakness in Brazil’s currency drove grain prices lower during the third quarter. The agriculture group posted a 12.3% loss for the nine-month period.

The precious metals group, down 6.8% for the nine-month period, was the best-performing sector in the BCOM. Gold and silver prices remained choppy throughout the period, amid waning demand, anticipation of rising interest rates in the U.S. and the strength of the U.S. dollar.

Industrial metals prices were hit hard by China’s economic woes and fears of rising inventories. Declines were compounded by periods of aggressive selling of long positions in the marketplace. The group plunged 20.3% for the nine-month period, with nickel leading the decline with losses exceeding 30% for the nine-month period.

Coffee was the other commodity down more than 30% in the nine-month period, leading the foods and fibers group, as grouped by Gresham, to an 18.9% loss overall. Sugar also declined sharply over the period. Both coffee and sugar are predominantly produced in Brazil, where favorable weather bolstered expectations for crop yields, which would in turn contribute to a growing global supply glut. In addition, the weakening Brazilian real made exporting these two commodities more attractive. In contrast, cotton, down 1.5%, was the top-performing individual commodity for all of the BCOM over the nine-month period.

In the livestock group, both lean hogs and live cattle prices fell by double digits for the period. Lean hogs futures sustained most of their losses early in the year, as supply outpaced demand, but prices reversed course, rallying strongly in the third quarter, as pork demand accelerated and weight gain in hogs was less than expected during the summer months. Live cattle prices were choppy, impacted by herd rebuilding continued from last year, cold and rainy weather in the U.S. which hampered weight gain and transport, lower beef demand due to price competition with pork and poultry, and a slowdown in exports while imports increased. Overall, the livestock group dropped 16.0% for the period.

The Nine Months Ended September 30, 2014 – Overall Commodity Market Commentary

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

The Nine Months Ended September 30, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio was down 13.7% for the nine months ended September 30, 2015, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, lost 15.8%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -15.13%.

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

During the period, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity added to performance for the period, and premiums collected on call options helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

At the commodity group level, the Fund’s commodity portfolio outperformed relative to the BCOM on its energy, foods and fibers, industrial metals and agriculture positions, livestock had a nearly neutral impact, and precious metals detracted from relative performance.

Relative outperformance in the energy group was led by the Fund’s natural gas, WTI crude and heating oil positions, although its Brent crude position slightly diminished relative gains. In the foods and fibers group, the Fund’s relative performance benefited from its Arabica coffee and cocoa exposures. The largest contributors in the industrial metals group were its copper (which includes both LME and COMEX contracts) and nickel position. The agriculture group added to relative performance primarily due to its soybean position.

Within the livestock group, the added value from the Fund’s lean hogs position was offset by relative losses in the live cattle and feeder cattle exposures, resulting in a nearly neutral impact on relative returns. The precious metals group hurt relative performance, driven mainly by the Fund’s underweight in gold.

The Nine Months Ended September 30, 2014 – Fund Commodity Portfolio Commentary

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

Fund Total Returns

The following table presents selected total returns for the Fund and BCOM as of September 30, 2015. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of September 30, 2015
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	Since Inception
Market Value	-11.60%	-13.49%	-17.05%	-8.51%
Net Asset Value	-13.80%	-15.13%	-26.11%	-7.44%
BCOM	-14.47%	-15.80%	-25.99%	-8.81%

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of September 30, 2015. The table below serves as a guide to how the composition and weightings of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark, as of September 30, 2015.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	18.35%	15.83%
	Natural Gas	6.23%	8.69%
	Heating Oil	5.51%	3.90%
	Unleaded Gas	3.71%	4.14%

		33.80%	32.56%

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Industrial Metals	Copper	8.96%	7.22%
	Aluminum	5.18%	4.54%
	Nickel	2.04%	1.60%
	Zinc	1.68%	2.15%
	Lead	0.90%	0.00%

		18.76%	15.51%

Agriculturals	Soybean	5.68%	5.42%
	Corn	3.64%	8.00%
	Wheat	3.52%	4.39%
	Soybean Meal	2.82%	2.71%
	Soybean Oil	1.14%	2.62%

		16.80%	23.14%

Precious Metals	Gold	9.15%	12.37%
	Silver	2.53%	4.24%
	Platinum	0.79%	0.00%
	Palladium	0.53%	0.00%

		13.00%	16.61%

Livestock	Live Cattle	5.94%	2.97%
	Lean Hogs	3.60%	1.84%
	Feeder Cattle	1.47%	0.00%

		11.01%	4.81%

Foods and Fibers	Sugar	2.21%	3.93%
	Cotton	1.83%	1.71%
	Coffee	1.73%	1.73%
	Cocoa	0.86%	0.00%

		6.63%	7.37%

Total		100.00%	100.00%

Liquidity and Capital Resources

The Fund pursues its investment objective by taking long positions in commodity futures contracts and writing commodity call options as part of an integrated program designed to enhance the risk-adjusted total return of the Fund’s commodity investments. The Fund’s investment activity in futures contracts and writing commodity call options does not require a significant outlay of capital. The Fund currently expects to post approximately 10% to 25% of its net assets in a margin account with the Fund’s clearing broker to cover its futures contracts; the remaining assets are held by the Fund in a separate collateral pool managed by the Collateral Sub-adviser. The Fund believes the higher allocation to initial margin will provide a significant buffer to accommodate variations in the required margin posting that may result from market volatility, potential gains and losses on the contracts, and changes in margin rules, and will minimize the frequency of cash transfers from the Fund’s other collateral pool to meet variation margin requirements. The Fund does not intend to utilize leverage and its commodity contract positions are fully collateralized. Ordinary expenses and distributions are met by cash on hand, although distributions may at times consist of return of capital and may require that the Fund liquidate investments. The Fund earns interest on its continuing investments in cash equivalents, U.S. government securities and other short-term, high-grade debt securities. The Fund also generates cash from the premiums it receives when writing call options on the Fund’s futures contracts.

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the nine months ended September 30, 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2015. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long

LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of September 30, 2015, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	November 2015	107	$48.3700	1,000	$5,175,590
	ICE Brent Crude Oil Futures Contract	Long	January 2016	107	49.7100	1,000	5,318,970
	NYMEX Crude Oil Futures Contract	Long	November 2015	89	45.0900	1,000	4,013,010
	NYMEX Crude Oil Futures Contract	Long	January 2016	65	46.1600	1,000	3,000,400
	NYMEX Crude Oil Futures Contract	Long	March 2016	8	47.3700	1,000	378,960
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2015	205	2.5240	10,000	5,174,200
	NYMEX Natural Gas Futures Contract	Long	January 2016	32	2.8310	10,000	905,920
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	November 2015	57	467.0000	100	2,661,900
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2015	42	1.5374	42,000	2,711,974
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2015	63	1.3667	42,000	3,616,288
Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	December 2015	47	2.3410	25,000	2,750,675
	COMEX Copper Futures Contract	Long	March 2016	25	2.3450	25,000	1,465,625
	LME Copper Futures Contract	Long	October 2015	35	5.1790	25,000	4,531,625
	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2015	133	1,577.2499	25	5,244,356
	LME Primary Aluminum Futures Contract	Short	October 2015	(5)	1,577.2480	25	(197,156)
	Nickel
	LME Nickel Futures Contract	Long	October 2015	29	10,376.5000	6	1,805,511
	LME Nickel Futures Contract	Long	November 2015	3	10,388.0000	6	186,984
	Zinc
	LME Zinc Futures Contract	Long	October 2015	40	1,681.0000	25	1,681,000
	LME Zinc Futures Contract	Short	October 2015	(1)	1,681.0000	25	(42,025)
	Lead
	LME Lead Futures Contract	Long	October 2015	23	1,665.0000	25	957,375
	LME Lead Futures Contract	Short	October 2015	(2)	1,665.0000	25	(83,250)
Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	November 2015	106	8.9200	5,000	4,727,600
	CBOT Soybean Futures Contract	Long	January 2016	18	8.9400	5,000	804,600
	Corn
	CBOT Corn Futures Contract	Long	December 2015	183	3.8775	5,000	3,547,912
	Wheat
	CBOT Wheat Futures Contract	Long	December 2015	47	5.1275	5,000	1,204,963
	KCBT Wheat Futures Contract	Long	December 2015	89	5.0175	5,000	2,232,787
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2015	89	309.0000	100	2,750,100
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2015	68	0.2734	60,000	1,115,472
Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2015	80	1,115.2000	100	8,921,600
	Silver
	CEC Silver Futures Contract	Long	December 2015	34	14.5180	5,000	2,468,060
	Platinum
	NYMEX Platinum Futures Contract	Long	January 2016	17	909.1000	50	772,735
	Palladium
	NYMEX Palladium Futures Contract	Long	December 2015	8	650.9500	100	520,760

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	October 2015	73	$49.8700	1,000	$3,640,510
	CME Live Cattle Futures Contract	Long	December 2015	41	52.3700	1,000	2,147,170
	Lean Hogs
	CME Lean Hog Futures Contract	Long	October 2015	63	29.4100	1,000	1,852,830
	CME Lean Hog Futures Contract	Long	December 2015	56	26.6900	1,000	1,494,640
	CME Lean Hog Futures Contract	Long	February 2016	6	27.6100	1,000	165,660
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2015	5	86.3000	1,000	431,500
	CME Feeder Cattle Futures Contract	Long	January 2016	12	83.6375	1,000	1,003,650
Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	March 2016	130	0.1288	112,000	1,875,328
	ICE White Sugar Futures Contract	Long	December 2015	15	18.5000	1,000	277,500
	Cotton
	ICE Cotton Futures Contract	Long	December 2015	59	0.6044	50,000	1,782,980
	Coffee
	ICE Coffee C Futures Contract	Long	December 2015	31	45.5063	1,000	1,410,694
	LIFFE Coffee Robusta Futures Contract	Long	November 2015	13	15.5700	1,000	202,410
	LIFFE Coffee Robusta Futures Contract	Long	January 2016	5	15.6400	1,000	78,200
	Cocoa
	ICE Cocoa Futures Contract	Long	December 2015	27	31.1400	1,000	840,780

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	November 2015	(104)	$54.50	$(8,320)
	ICE Brent Crude Oil Futures Options	November 2015	(3)	52.00	(780)
	NYMEX Crude Oil Futures Options	October 2015	(81)	48.50	(38,880)
	Natural Gas
	NYMEX Natural Gas Futures Options	October 2015	(118)	2.85	(24,780)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2015	(42)	164.00	(36,162)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2015	(31)	149.00	(29,164)
Industrial Metals	Copper
	LME Copper Futures Options	October 2015	(34)	5,400.00	(12,402)
	Aluminum
	LME Primary Aluminum Futures Options	October 2015	(64)	1,675.00	(624)
	Nickel
	LME Nickel Futures Options	October 2015	(16)	11,000.00	(5,195)
	Zinc
	LME Zinc Futures Options	October 2015	(20)	1,975.00	—
	Lead
	LME Lead Futures Options	October 2015	(11)	1,850.00	(33)

Futures Contracts (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Agriculturals	Soybean
	CBOT Soybean Futures Options	October 2015	(35)	$980.00	$(1,531)
	CBOT Soybean Futures Options	October 2015	(27)	1,000.00	(844)
	Corn
	CBOT Corn Futures Options	November 2015	(92)	400.00	(43,125)
	Wheat
	CBOT Wheat Futures Options	November 2015	(45)	580.00	(5,906)
	CBOT Wheat Futures Options	November 2015	(24)	580.00	(4,350)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2015	(29)	360.00	(2,175)
	CBOT Soybean Meal Futures Options	November 2015	(15)	340.00	(3,075)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2015	(17)	31.00	(1,428)
	CBOT Soybean Oil Futures Options	November 2015	(17)	29.00	(4,488)
Precious Metals	Gold
	CEC Gold Futures Options	November 2015	(40)	1,180.00	(35,200)
	Silver
	CEC Silver Futures Options	November 2015	(17)	16.00	(15,300)
Livestock	Live Cattle
	CME Live Cattle Futures Options	October 2015	(73)	156.00	(380)
	Lean Hogs
	CME Lean Hogs Futures Options	October 2015	(63)	69.00	(115,920)
Foods and Fibers	Sugar
	ICE Sugar Futures Options	February 2016	(30)	13.00	(29,232)
	ICE Sugar Futures Options	February 2016	(46)	13.75	(30,397)
	Cotton
	ICE Cotton Futures Options	November 2015	(30)	69.00	(1,650)
	Coffee
	ICE Coffee C Futures Options	November 2015	(19)	155.00	(3,705)
	Cocoa
	ICE Cocoa Futures Options	November 2015	(13)	3,400.00	(2,080)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2015, the Fund held U.S. Treasury bills worth $85,555,240 with a total par value of $85,620,000 and a repurchase agreement worth $1,183,578.

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

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2015.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program, pursuant to which it was authorized to repurchase up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). No shares have been repurchased during the fiscal year to date period ended September 30, 2015. A cumulative total of 220,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 5, 2015.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) November 5, 2015

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 5, 2015