Form 10-K
period 2015-12-31
Nuveen Diversified Commodity Fund
filed 2016-03-14
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 10, 2016, the registrant had 9,047,040 shares outstanding.

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates was approximately $107,740,242.

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

PART I

Item 1.  Business

Organization

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), is a Delaware limited liability company registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund commenced operations on September 27, 2010, with its initial public offering. The Fund operates pursuant to a Second Amended and Restated Trust Agreement dated as of March 30, 2012 (the “Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), and is not subject to regulation thereunder.

The Manager has selected its affiliate, Gresham Investment Management LLC (“Gresham LLC”), acting through its Near Term Active division (“Gresham NTA”), as the Fund’s commodity sub-adviser, which is referred to in this Annual Report in that capacity as “Gresham” or the “Commodity Sub-adviser.” Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a commodity trading adviser and a CPO, is a member of the NFA and is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser.

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-adviser”), to manage the Fund’s collateral invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are subsidiaries of Nuveen Investments, Inc. (“Nuveen Investments”). Nuveen Investments is a subsidiary of TIAA.

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On June 30, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. As of December 31, 2015 the Conversion remains subject to the receipt of certain regulatory approvals.

In connection with the Conversion, the Manager intends to implement a number of additional changes to the Fund that the Manager believes will better align a number of the Fund’s features with its newly-adopted ETF structure, including a reduction of the management fee, and changes to the Fund’s investment strategy, name and distribution policy. None of these expected changes have been finalized, and they remain subject to further revision by the Manager. In addition, following the Conversion, the Manager will continue to have the ability, without shareholder approval, to make subsequent changes to the operation of the Fund.

On March 2, 2016 (subsequent to the Fund’s fiscal year end), the Fund announced an update on the expected time frame for the Conversion. Assuming receipt of certain regulatory approval, the Conversion is expected to be completed in the second quarter of 2016. The Conversion requires regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. The Fund has been working with the NYSE MKT, which has initiated the rule making process for the new rule, which will ultimately require approval by the SEC. There can be no assurance that such clearance will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame.

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

Except for certain limitations described herein, there are no restrictions or limitations on the specific commodity contracts in which the Fund may invest. The specific commodities in which the Fund invests, and the relative target weighting of those commodities, are determined annually by the Commodity Sub-adviser. The target weights are expected to remain unchanged until the next annual determination. The Fund’s portfolio concentration in any single commodity or commodity group will be limited in an attempt to moderate volatility. The Fund currently intends to limit the target weightings of each commodity group such that no group’s target weighting may constitute more than 35% of TAP®, no group can be less than 7% of TAP®, no two groups’ combined target weightings may constitute more than 60% of TAP®, no single commodity’s target weighting may constitute more than 70% of its group and no commodity complex may constitute more than 80% of the commodity group’s weight (e.g., within the energy group, petroleum is considered to be the commodity complex for crude oil, heating oil and gasoline; therefore, the combination of those three individual commodities cannot comprise greater than 80% of the portfolio’s energy weight). Under normal market circumstances, the Commodity Sub-adviser avoids exercising discretion with respect to portfolio weights between annual determinations. However, the actual portfolio weights may vary during the year and may in certain circumstances be rebalanced subject to TAP®’s rule-based procedures. The Commodity Sub-adviser may change the TAP® rules at year end and as a result may change the commodities it invests in. For weightings as of December 31, 2015, see Item 7 of this Annual Report.

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

Collateral Investments. The Fund’s investments in commodity futures and forward contracts and options on commodity futures and forward contracts generally do not require significant outlays of principal. Currently, in the normal course of business, approximately 10 - 25% of the Fund’s net assets are committed as “initial” and “variation” margin to secure the Fund’s futures and forward contract positions. These assets are placed in one or more commodity futures accounts maintained by the Fund at the Fund’s clearing broker, and are invested in high-quality instruments permitted under CFTC regulations. The remaining collateral (approximately 75 - 90% of the Fund’s net assets) is held in a separate collateral investment account managed by the Collateral Sub-adviser.

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

While the principal investment objective for the separate collateral account is the preservation of capital, the assets in the collateral account also provide the potential for returns that may supplement the returns from the Fund’s commodity investments. The assets in the separate collateral account may only be used for the purposes of making distributions to shareholders, payment of operating expenses, and to replenish the Fund’s margin account, if necessary (and if there are excess funds in the margin account, those will be transferred to the separate collateral account). No parties other than the Fund have any access to, rights to, or ability to control the assets in the collateral account, and those assets will not be pledged. The Fund may not pledge any of its assets, except to collateralize its investments in accordance with its investment objectives (i.e., for margin purposes), and only the assets maintained by the Fund with its clearing broker will be used for this purpose. Any declines in the value of the assets held in the Fund’s collateral account would negatively affect the net asset value of the Fund’s shares.

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

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and overseeing its implementation, managing the Fund’s business affairs and providing certain legal, accounting and other administrative support.

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

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. For instance, the Manager could change or deviate from the Fund’s investment strategy or the manner in which it is implemented if, among other things, the commodity option markets experienced a lack of volatility or liquidity so that it was no longer in the best interest of the Fund and its shareholders for the Fund to employ the options strategy, or if other unforeseen circumstances arose that necessitated a change in the Fund’s strategy or its implementation. In addition, the Manager has the rights and obligations with respect to the Fund as described under the Trust Agreement. As permitted under Delaware law, the Trust Agreement provides that the Manager does not owe any duties (including fiduciary duties) to the Fund, other than the implied contractual covenant of good faith and fair dealing.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $225.7 billion of assets under management as of December 31, 2015. Nuveen Investments is a listed principal of the Manager.

Commodity Sub-adviser

The Manager has selected its affiliate, Gresham LLC, acting through its Gresham NTA division, to manage the Fund’s assets pursuant to TAP PLUSSM. Gresham LLC is a Delaware limited liability company, the successor to Gresham Investment Management, Inc., formed in July 1992. Gresham LLC is registered with the CFTC as a CTA (effective date of registration August 17, 1994) and as a CPO (effective date of registration August 17, 1994) and is a member of the NFA. Gresham LLC also is registered with the SEC as an investment adviser since April 2005. As of December 31, 2015, Gresham LLC had approximately $7.9 billion of client assets under management. Gresham LLC’s senior management team has extensive experience in overall supervision of commodities portfolio management and trading operations. Gresham LLC’s sole business activity is to render commodity investment advisory services and manage assets on behalf of its clients and in doing so it administers several commodity investment programs.

Gresham LLC offers investment management services through two independent divisions, Gresham NTA and the Term Structure Monetization division (“Gresham TSM”). Gresham NTA and Gresham TSM operate independently of each other under the independent account controller exemption under CFTC Regulation 150.3(a). Each division implements independent trading decisions and positions and is restricted from having access to, or knowledge of, the other division’s trading decisions and positions, and is physically and technologically separated from the other division. See “Item 1A. Risk Factors—Commodity Investment Strategy Risks” for further discussion.

Collateral Sub-adviser

The Manager has selected its affiliate, Nuveen Asset Management, to invest the Fund’s collateral (excluding the initial and variation margin maintained at the Fund’s clearing broker). Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser. As of December 31, 2015, Nuveen Asset Management had approximately $142.2 billion of assets under management. The Fund’s collateral is invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities, including corporate obligations. Such securities are common investments for Nuveen Asset Management in several of its investment strategies.

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

None of the foregoing agreements, or any extensions or replacements of such agreements, are subject to the approval of the Independent Committee or the Fund’s shareholders. As a result, the Manager may amend, extend or replace any such agreement in its sole discretion, and therefore may increase the fees of the Manager and any Sub-Adviser without any approval by the Independent Committee or the Fund’s shareholders.

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

Commodity Investment Strategy Risks

You may lose all of your investment. An investment in the Fund’s shares is subject to investment risk, including the possible loss of the entire amount that you invest. An investment in the Fund’s shares represents an indirect investment in the commodity futures and forward contracts owned by the Fund, the prices of which can be volatile, particularly over short-term periods. Investments in individual commodity futures and forward contracts and options on futures contracts and forward contracts historically have had a high degree of price variability and may be subject to rapid and substantial price changes. These price changes may be magnified by computer-driven algorithmic trading, which is becoming more prevalent in the commodities markets. The Fund could incur significant losses on its investments in those commodity futures and forward contracts. If the Fund experiences greater losses than gains during the period you hold shares, you will experience a loss for the period even if the Fund’s historical performance is positive. The Fund’s returns over any particular period may be positive or negative.

Commodities have high levels of volatility and unpredictability. Movements in commodity prices are outside of the Fund’s control, are extremely difficult to predict and may not be anticipated by the Commodity Sub-adviser. Price movements may be influenced by, among other things:

•	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

•	weather and climate conditions;

•	changing supply and demand relationships;

•	changes in international balances of payments and trade;

•	U.S. and international rates of inflation and economic growth;

•	currency fluctuations;

•	geopolitical events;

•	changes in interest and foreign currency/exchange rates;

•	market liquidity; and

•	changes in philosophies and emotions of market participants.

The commodity markets have experienced periods of extreme volatility. General market uncertainty and consequent repricing risk have led to market imbalances of sellers and buyers, which in turn have resulted in significant reductions in values of a variety of commodities. Similar future market conditions may result in rapid and substantial swings in the valuation of the Fund’s holdings.

The changing interests of investors, hedgers and speculators in the commodity markets may influence whether futures prices are above or below the expected future spot price. In order to induce investors or speculators to take the corresponding long side of a futures contract, commodity producers must be willing to sell futures contracts at prices that are below the present value of expected future spot prices. Conversely, if the predominant participants in the futures market are the ultimate purchasers of the underlying commodity futures contracts in order to hedge against a rise in prices, then speculators would normally take the short side of the futures contract if the futures price is greater than the present value of the expected future spot price of the commodity. This can have significant implications for the Fund when it is time to reinvest the proceeds from a maturing futures contract into a new futures contract. If the interests of investors, hedgers and speculators in futures markets have shifted such that commodity purchasers are the predominant participants in the market, the Fund will be constrained to reinvest at higher futures prices which could have a negative effect on the Fund’s returns. Conversely, if commodity sellers are the predominant participants in the market, the Fund will be constrained to reinvest at lower prices which could have a negative effect on the Fund’s returns and may cause it to suffer losses on its long positions.

Investing in commodity futures contracts in the energy sector may present more risks than if the Fund had no exposure to such contracts. A downturn in the energy sector could have a larger impact on the Fund than on a fund that does not invest in the energy sector. At times, the performance of commodity contracts in the energy sector may lag the performance of other sectors or the broader market as a whole. In addition, there are several specific risks associated with investments in the energy sector, including commodity price risk, depletion risk (i.e., the depletion of reserves), supply and demand risk, regulatory risk, acquisition risk, weather risk and catastrophic event risk.

During a period when commodity prices are fairly stable, the absence of “backwardation” in the prices of commodity futures contracts held by the Fund may cause the price of your shares to decrease. As the futures contracts held by the Fund near expiration, they are replaced by contracts that have a later expiration. For example, a contract purchased and held in March 2016 may have an expiration date in June 2016. As this contract nears expiration, a long position in the contract may be replaced by selling the June 2016 contract and purchasing a contract expiring in September 2016. This process is known as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities such as crude oil, heating oil and sugar, that are typically consumed immediately rather than stored) have often been higher for contracts with near-term expirations than for contracts with longer-term expirations. This circumstance is referred to as “backwardation.” Absent other factors, in these circumstances, the sale of a long position in the June 2016 contract would be made at a higher price than the purchase of the September 2016 contract, thereby allowing the Fund to purchase a greater quantity of the September 2016 contract. Because the Fund’s strategy is based in part on taking advantage of such “backwardation” situations, the absence of “backwardation” in certain commodities in which the Fund is long could adversely affect the value of the Fund’s portfolio and consequently decrease the value of your shares. Generally, in “backwardation”, market roll yields are positive.

Investments in futures contracts will expose the Fund to the risk of temporary aberrations or distortions in the commodity markets. The Fund is subject to the risk that temporary aberrations or distortions in the markets caused by certain events such as war, strikes, geopolitical events and natural disasters will occur that impact commodity prices and negatively impact the value of the Fund’s positions, thereby adversely affecting the value of your shares.

Because futures contracts have no intrinsic value, the positive performance of your investment is wholly dependent upon an equal and offsetting loss. Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. An investment in shares of the Fund does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole may prosper while shares of the Fund trade unprofitably.

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

Separately, the CFTC and the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “accountability levels” on the maximum net long or short futures positions that any person, including the Fund, may hold or control in contracts traded on such exchanges. In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that would have imposed new position limits on 28 individual agricultural, metal and energy commodity futures and options contracts and on swaps that are economically equivalent to such contracts in order to prevent excessive speculation and manipulation in the commodity markets. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the new position limit regulations and remanded the matter to the CFTC for further consideration consistent with the court’s opinion. The CFTC originally appealed the court’s decision, but in November 2013, the CFTC withdrew its appeal and re-proposed position limit regulations substantially as outlined above, with a few modifications. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties for these purposes. The initial public comment period for these proposed regulations closed on

February 10, 2014. However, since that date, the CFTC has reopened the public comment period several times and has held public meetings to discuss certain position limit and aggregation issues. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

The CFTC’s existing position limit regulations require that a trader aggregate all positions in accounts over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if such trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under applicable CFTC regulations and avails itself of the independent account controller exemption under such regulations. In February 2013, Gresham NTA began operating under the independent account controller exemption such that Gresham NTA is not required to aggregate its positions with Gresham’s other division. The re-proposed regulations would maintain the independent account controller exemption. However, if the CFTC does not adopt or renew the independent account controller exemption, or if the exemption were modified or otherwise unavailable, Gresham NTA would be required to aggregate its positions with Gresham LLC’s other division for purposes of the CFTC’s position limits regulations. In that case, it is possible that investment decisions of the Commodity Sub-adviser would be modified and that positions held by the Fund would have to be liquidated to avoid exceeding such position limits, potentially resulting in substantial losses to the Fund and the value of your investment. In addition, failure to comply with the requirements of the independent account controller exemption could lead to an enforcement proceeding against Gresham LLC and could adversely affect the Fund.

Generally, current speculative position limits in the physical delivery markets are set at a stricter level during the spot month (that is, the month when the futures contract matures and becomes deliverable) versus the limits set for all other months. If the Manager determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities.

The re-proposed regulations are extremely complex and, if ultimately implemented, whether in their current proposed form or an alternative form, may require further guidance and interpretation by the CFTC to determine in all respects how they apply to the Fund. Current or potential future position limits regulations could negatively impact the full implementation of the Fund’s investment strategy, including the Fund’s ability to reinvest in additional futures contracts and options on futures contracts and forward contracts.

Any deflation or unanticipated changes in inflation may negatively affect the expected future spot price of underlying commodities. Deflation or unanticipated changes in the rate of inflation may result in changes in the future spot price of the underlying commodities to which the Fund’s investments in futures contracts relate, which could negatively affect the Fund’s profitability and result in potential losses. In addition, reduced economic growth may lead to reduced demand for the underlying commodities and put downward pressure on future spot prices, adversely affecting the Fund’s operations and profitability.

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

Specific price movements of the commodities or futures contracts underlying an option cannot be accurately predicted. There may be imperfect correlation between the changes in the market value of the futures contracts and the corresponding options contracts held by the Fund. Accordingly, the return performance of the Fund’s commodity futures and forward contracts may not parallel the performance of the commodities or indices that serve as the basis for the options bought or sold by the Fund; this basis risk may reduce the Fund’s overall returns. Investing in options is volatile and requires an accurate assessment of the market and the underlying instrument. Factors such as increased or reduced volatility, limited dollar value traded and timing of placing and executing orders may preclude the Fund from achieving the desired results of the options strategy and could affect the Fund’s ability to generate income and gains and limit losses. Because of the volatile nature of the commodities markets, writing (selling) commodity options involves a high degree of risk.

The Fund may forego gains (i.e., capital appreciation) above the option exercise price on up to approximately 50% of its commodity futures and forward contracts as a result of selling “out-of-the-money” commodity call options. The Fund writes commodity call options with terms up to one year that may be up to 20% “out-of-the-money” on a continual basis on up to approximately 50% of the notional value of each of its commodity futures and forward contract positions that, in Gresham’s determination, have sufficient option trading volume and liquidity. As the writer of a call option, the Fund sells, in exchange for receipt of a premium, the right to any appreciation in the value of the futures or forward contract over a fixed price on or before a certain date in the future. Accordingly, the Fund is effectively limiting its potential for appreciation to the amount the option is “out-of-the-money” during the option term on up to approximately 50% of the notional value of its portfolio invested in commodity futures and forward contract positions. As commodity prices change, an option that was out-of-the-money when written may subsequently become “in-the-money,” limiting the Fund’s participation in gains related to the underlying futures contract.

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

Risks Related to an Exchange Listing

NYSE MKT may halt trading in the shares which would adversely impact your ability to sell shares. The Fund’s shares are currently listed for trading on the NYSE MKT under the ticker symbol “CFD.” Trading in shares may be halted due to market conditions or, in light of the NYSE MKT rules and procedures, for reasons that, in the view of the NYSE MKT, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the shares will continue to be met or will remain unchanged. If you buy or sell shares in the secondary market, you will incur customary brokerage commissions and charges and may pay some or all of the spread between the bid and the offered price in the secondary market on each leg of a roundtrip (purchase and sale) transaction. In times of severe market disruption or low trading volume in the Fund’s shares, this spread can increase significantly.

The lack of an active trading market for shares may result in losses on your investment at the time of disposition of your shares. There can be no guarantee that an active trading market for the shares will be maintained. If you need to sell your shares at a time when no active market for them exists, the price you receive for your shares, assuming that you are able to sell them, likely will be lower than that you would receive if an active market did exist.

Commodity Sub-adviser Risks

Past performance is no assurance of future results. The Fund’s performance to date is due in part to the proprietary commodity investment methodology employed by Gresham. Gresham bases its investment decisions on three inputs: (i) systematic calculations of the values of global commodity production; (ii) total U.S. dollar trading volume on commodity futures and forwards exchanges; and (iii) global import/export trade values. Although the Manager does not anticipate a change in the Commodity Sub-adviser, any subsequent commodity sub-advisor to the Fund may employ a different commodity investment methodology than Gresham. Gresham’s proprietary methodology does not take into account unanticipated world events that may cause losses to the Fund. In any event, past performance does not assure future results.

Descriptions of the Commodity Sub-adviser’s strategies may not be applicable in the future. The Commodity Sub-adviser may make material changes to the investment strategy it uses in investing the Fund’s assets with the consent of the Manager, who has the sole authority to authorize any material changes. If this happens, the descriptions in this document would no longer be accurate or useful. You will be informed of any changes to the Commodity Sub-adviser’s strategy that the Manager deems to be material; however, you may not be notified until after a change occurs. Non-material changes may be made by the Commodity Sub-adviser without the Manager’s consent. Such potential changes may nevertheless affect the Fund’s performance. The Manager currently intends to make certain changes in strategy if the proposed Conversion of the Fund is approved and implemented. See “Regulatory and Operating Risks —The Conversion of the Fund may not occur.”

Speculative position limits and daily trading limits may reduce profitability and result in substantial losses. All accounts owned or managed by a commodity trading advisor, such as the Commodity Sub-adviser, its principals and its affiliates are typically combined for speculative position limit purposes unless an exemption from aggregation is available.

It is possible that the Commodity Sub-adviser will approach or reach position limits for accounts managed within the Gresham NTA division, irrespective of the independent account controller exemption. If so, the Commodity Sub-adviser may have a conflict of interest with respect to allocating limited positions among various accounts it manages. Further, the investment decisions of the Commodity Sub-adviser may be modified to avoid exceeding regulatory “position limits,” potentially subjecting the Fund to substantial losses and forcing the Fund to forego certain opportunities. The Commodity Sub-adviser may have to reduce the size of positions that would otherwise be taken for the Fund, liquidate commodity futures contracts at disadvantageous times or prices, or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits.

Modification of trades that would otherwise be made by the Fund, if required, could adversely affect the Fund’s operations as well as profitability. In addition, a violation of speculative position limits by the Commodity Sub-adviser could lead to regulatory or self-regulatory action resulting in mandatory liquidation of certain positions held by the Commodity Sub-adviser on behalf of its accounts. There can be no assurance that the Commodity Sub-adviser will liquidate positions held on behalf of all the Commodity Sub-adviser’s accounts, including the Commodity Sub-adviser’s own accounts, in a proportionate manner. In the event the Commodity Sub-adviser chooses to liquidate a disproportionate number of positions held on behalf of the Fund at unfavorable prices, the Fund may incur substantial losses.

Risk that the Fund’s Shares May Trade at a Discount to Net Asset Value

There is a risk that the Fund’s shares may trade at prices other than the Fund’s net asset value per share. It is anticipated that the shares will trade in the secondary market at prices that may differ to varying degrees from the net asset value of the shares. The net asset value of each share will change as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a share may be different from the net asset value of a share and that shares may trade at a discount from their net asset value (which could be significant). The price difference may be due to the fact that supply and demand forces at work in the secondary trading market for shares are not necessarily the same as the forces influencing the prices of the commodity futures contracts and other instruments held by the Fund at any point in time.

Other Risks of the Fund’s Investment Strategy

The Fund may engage in frequent trading of its portfolio investments, or “Portfolio Turnover”. A portfolio turnover rate of 200%, for example, is equivalent to the Fund buying and selling all of its component instruments two times during the course of a year. A high portfolio turnover rate could result in high brokerage costs for the Fund. The Fund’s investment strategy of frequently rolling futures contracts will cause it to have a much higher portfolio turnover rate.

An investment in the Fund may not necessarily diversify an investor’s overall portfolio and may exacerbate losses. The investment performance of commodities has shown little long-term historical correlation to the performance of other asset classes such as U.S. equities and U.S. bonds. Little correlation means that there is a low statistical relationship between the performance of commodity investments, on the one hand, and U.S. equities and U.S. bonds, on the other hand. Because there is little long-term historical correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods in the stock or bond markets, or vice versa. If, during a particular period of time, the Fund’s performance moves in the same general direction as the other financial markets or the Fund does not perform successfully relative to overall commodity markets, you may obtain little or no diversification benefits during that period from an investment in the Fund’s shares. In such a case, the Fund may have no gains to offset your losses from such other investments, your losses therefore may be exacerbated as you may suffer losses on your investment in the Fund at the same time as losses on your other investments increase.

There may be a loss on investments in short-term debt securities. When the Fund purchases a futures contract, the Fund is required to deposit with its futures commission merchant only a portion of the value of the contract. This deposit is known as “initial margin.” If and when the market moves against the position, the Fund is required to make additional deposits known as “variation margin.” The Fund invests its assets, other than the amount of margin required to be maintained by the Fund, in cash equivalents, U.S. government securities and other short-term, high grade debt securities. The value of debt securities generally moves inversely with movements in interest rates (declining as interest rates rise). The value of debt securities might also decline if the credit quality of the issuer deteriorates, or if the issuer defaults on its obligations. If the Fund is required to sell short-term debt securities before they mature when the value of the securities has declined, the Fund will realize a loss. This loss may adversely impact the price of the Fund’s shares.

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

Continuing effects of financial crisis. The financial crisis in the U.S. and global economies (including the European sovereign debt crisis) has resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. Liquidity in some markets has decreased and credit has become scarcer worldwide. Regulatory changes, including the Dodd-Frank Act and the introduction of new international capital and liquidity requirements under Basel III, may cause lending activity within the financial services sector to be constrained for several years as Basel III rules phase in and rules and regulations are promulgated and interpreted under the Dodd-Frank Act. In response to the crisis, the U.S. and other governments and the Federal Reserve and certain foreign central banks have taken steps to support financial markets. Withdrawal of this support (even when anticipated and done gradually), failure of efforts in response to the crisis, or investor perception that such efforts are not succeeding, could adversely impact the value and liquidity of certain securities and futures contracts.

In addition, since 2010, the risks of investing in certain foreign government debt have increased dramatically as a result of the European debt crisis, which began in Greece and spread to various other European countries. These debt crises and the ongoing efforts of governments around the world to address these debt crises have also resulted in increased volatility and uncertainty in the global financial markets. It is impossible to predict the effects of these or similar events in the future on the Fund, though it is possible that these or similar events could have a significant adverse impact on the value and risk of securities and commodities held by the Fund.

In addition, global economies and financial markets are becoming increasingly interconnected, which increases the possibilities that conditions in one country or region might adversely impact securities and commodities in a different country or region.

Risk of Investing in Non-U.S. Markets

Investing in non-U.S. markets will expose the Fund to additional credit and regulatory risk. The Fund may invest in commodity futures and forward contracts and options on commodity futures and forward contracts in non-U.S. markets. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. None of the SEC, CFTC, NFA or any domestic exchange regulate activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws or regulations. Similarly, the rights of market participants, such as the Fund, in the event of the insolvency or bankruptcy of a non-U.S. exchange or broker are also likely to be more limited than in the case of U.S. exchanges or brokers. As a result, in these markets, the Fund would have less legal and regulatory protection than it does when it invests domestically. Investing through non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss on investments of the Fund in the affected international markets.

Regulatory and Operating Risks

The shares are not federally insured. The shares do not represent a deposit or obligation of, and are not guaranteed or endorsed by, any bank or other insured depository institution, and are not federally insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other governmental agency.

The Conversion of the Fund may not occur. On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund into an open-end ETF. The purpose of the Conversion is to seek a closer alignment between the Fund’s share price and net asset value. On June 30, 2015, at the 2015 annual meeting of shareholders of the Fund, shareholders approved a proposal for the approval and adoption of a third amendment and restatement of the current Second Amended and Restated Trust Agreement of the Fund, which will allow the Fund to effect the Conversion. The Conversion will only become effective upon receiving necessary regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. There can be no assurance as to when, or if, the Conversion actually will occur, and if it does occur, that it will achieve its stated purpose. In the event the Conversion does not occur, the Fund’s market price may fall, irrespective of the Fund’s performance.

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

The value of the Fund’s shares could decrease if the Fund’s trading methodologies fail to produce the desired results or unanticipated operational or trading problems occur. There may be unanticipated problems or issues with respect to the trading and operational procedures of the Fund that could have a material adverse effect on an investment in the shares. In addition, there can be no assurance that the trading methodologies employed by the Fund will deliver the desired results.

Conflicts of interest could adversely affect the Fund. There are conflicts of interest in the structure and operation of the Fund. The Manager has sole authority to manage the Fund, and its interests may conflict with those of Fund shareholders. For example, the Manager’s fees are based on the Fund’s net assets, which could provide an incentive for the Manager to reduce or suspend distributions (if any) by the Fund. In addition, the Collateral Sub-adviser and Commodity Sub-adviser are affiliates of the Manager. Each Sub-adviser may encounter conflicts between the interests of the Fund and its other clients. Further, a conflict of interest may also arise when the Commodity Sub-adviser approaches or reaches position limits with respect to futures positions established for the benefit of the Fund and fails to allocate limited contracts available among other accounts it manages or, alternatively, liquidates positions held by other accounts in a disproportionate manner. Although the Fund, the Manager and the Sub-advisers have not established formal procedures to resolve potential conflicts of interest related to managing the investments and operations of the Fund, the Manager and the Sub-advisers have adopted codes of ethics in recognition of their fiduciary obligations to clients, including the Fund, and in accordance with applicable securities and commodities laws and regulations. Each of the Manager and the Sub-advisers resolve conflicts of interest as they arise based on its judgment and analysis of the particular conflict. The Manager and the Sub-advisers seek to resolve all potential conflicts in a manner that is fair and equitable to the Fund and its shareholders over time. However, it is possible that the Manager and/or the Sub-advisers could resolve a potential conflict in a manner that is not in the best interest of the Fund or its shareholders.

Departure of key personnel could adversely affect the Fund. In managing and directing the Fund’s activities and affairs, the Manager relies heavily on Gresham LLC, which has a relatively small number of personnel. If any of Jonathan S. Spencer, President and Chief Investment Officer of Gresham LLC, or Susan Wager and Randy Migdal, the Fund’s portfolio managers, were to leave Gresham LLC or be unable to carry out their present responsibilities, it could have an adverse effect on the Fund’s management. In addition, should market conditions deteriorate or for other reasons, Nuveen Investments, the Manager, the Collateral Sub-adviser and the Commodity Sub-adviser may need to implement cost reductions in the future which could make the retention of qualified and experienced personnel more difficult and could lead to personnel turnover.

Shareholders have limited voting rights, and the Independent Committee has certain limited duties and powers, and neither will be able to affect management of the Fund regardless of performance. Unlike the holder of capital stock in an investment company, Fund shareholders have limited voting rights or other means to control or affect the Fund’s business. The Fund also does not have a board with the ability to control the management and operation of the Fund that would be typical of a board of directors of a corporation. In addition, the powers and duties of the Independent Committee are very limited with respect to the Fund. The Independent Committee’s sole powers are (i) to terminate for cause the Manager of the Fund (which, under the Trust Agreement, will automatically cause the Fund to terminate and be liquidated if at the time there is not a remaining Manager and shareholders have not voted to elect a replacement Manager), and (ii) to serve the audit committee and nominating committee functions of the Fund. The Independent Committee, unlike the board of directors of an investment company, does not have the power to cause the Fund to change its investment objective or policies, effect changes to operations, approve the advisory fees of the Manager or replace the Manager or Sub-advisers. Rather, the power to determine the Fund’s policies and direct its operations is conferred on the Manager. Thus, Fund shareholders do not benefit from the protection of their interests afforded to registered investment companies under the 1940 Act through the existence of an independent board of directors with extensive powers to control the operations of the company. Therefore, shareholders to a large extent are dependent on the abilities, judgment and good faith of the Manager in exercising its wide-ranging powers over the Fund, limited solely by the implied covenant of good faith and fair dealing applicable to the Manager in its relations with the Fund and its shareholders.

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

An investment in the shares may be adversely affected by competition from other methods of investing in commodities. The Fund competes with other financial vehicles, including other commodity pools, investment companies, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Manager’s or Commodity Sub-adviser’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the shares.

The Fund has not been subject to independent review or review on your behalf. Shareholders do not have legal counsel representing them in connection with the Fund. Accordingly, a shareholder should consult its legal, tax and financial advisers regarding the desirability of investing in the Fund. As previously noted, you cannot predict the expected results of this Fund from the performance history of the Fund or of other accounts managed by the Commodity Sub-adviser.

Deregistration of the Manager or Sub-advisers could disrupt operations. The Manager and the Commodity Sub-adviser are registered commodity pool operators, the Commodity Sub-adviser is a registered commodity trading advisor and the Collateral Sub-adviser is a registered investment adviser. If the CFTC were to terminate, suspend, revoke or not renew the Manager’s commodity pool operator registration, the Manager would be compelled to withdraw as the Fund’s Manager, and shareholders would then determine whether to select a replacement manager or to dissolve the Fund. If the CFTC and/or the SEC, as applicable, were to terminate, suspend, revoke or not renew either of the Sub-advisers’ registrations, the Manager would terminate the management agreement with that Sub-adviser, in which case the Manager could choose to appoint a new sub-advisor or terminate the Fund. No regulatory action is currently pending or threatened against the Manager, the Commodity Sub-adviser or the Collateral Sub-adviser.

The Fund’s distribution policy may change at any time. Distributions paid by the Fund to its shareholders are derived from the current income and gains from the Fund’s portfolio investments and the options strategy, but to the extent such current income and gains are not sufficient to pay distributions, the Fund’s distributions may represent a return of capital. The total return generated by the Fund’s investments can vary widely over the short term and long term, and the Fund may liquidate investments in order to make distributions. The timing and terms of any such liquidation could be disadvantageous to the Fund and its shareholders. The Manager reserves the right to change the Fund’s distribution policy and the basis for establishing the rate of its monthly distributions, or may suspend or reduce distributions without a change in policy, at any time and may do so without prior notice to shareholders. Any suspension or reduction of distributions will increase the Fund’s assets under management upon which the Manager earns management fees and may negatively affect the market price of the Fund’s shares. In the event the Conversion occurs, the Fund will discontinue its distribution policy.

Tax Risk

As a partnership, the Fund may generate a tax liability regardless of whether you receive cash distributions. You will be taxed on your share of the Fund’s taxable income and gain each year, regardless of whether you receive any cash distributions from the Fund. The Fund is a partnership and not a regulated investment company; therefore, it is not required to make annual distributions. Your share of such income or gain, as well as the tax liability generated by such income or gain, may exceed the distributions, if any, that you receive from the Fund for the year.

Certain provisions of the Internal Revenue Code may cause investors who purchased Fund shares at a discount to net asset value to recognize gain in the first year of purchase without having sold their shares. The Fund is taxed as a partnership, and as a result, you are treated as owning your proportionate share of Fund assets. Section 743(b) of the Internal Revenue Code of 1986, as amended (the “Code”), generally requires the Fund to adjust your proportionate share of the basis in the Fund’s assets (your share of the “inside basis” in the Fund) to reflect your initial “outside basis” in your shares (i.e., the initial purchase price of your shares). In addition, Section 1256 of the Code requires the Fund to treat a large majority of its futures contracts as having been sold for tax purposes at the end of each year at their then-current market value.

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

Tax-exempt investors may recognize unrelated business taxable income with respect to their investment in the Fund. Persons that are otherwise exempt from U.S. Federal income tax may be allocated unrelated business taxable income as a result of their investment in the Fund. In particular, for charitable remainder trusts, an investment in the Fund may not be appropriate.

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

The Fund generally could be impacted adversely by proposed changes and future changes in U.S. Federal income tax laws or tax administration, including changes that might treat publicly traded partnerships like the Fund as taxable corporations. If for any reason the Fund were taxable as a corporation for U.S. Federal income tax purposes in any taxable year, its income, gains, losses and deductions would be reflected on its own tax return rather than being passed through (proportionately) to shareholders. Its net income would be subject to taxation, reducing cash available for distributions, if any, and resulting in distributions, if any, being treated as dividends to the extent of current or accumulated earnings and profits. Such a tax reclassification could materially reduce the overall performance and after-tax returns of the Fund, possibly causing a decline in the price of the Fund shares.

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

Tax rates and other features under current U.S. Federal income tax law may be adversely affected in the future. Long-term capital gains and ordinary income are now taxed to non-corporate investors at the applicable U.S. Federal income tax rates. There continue to be proposals for further changes to U.S. Federal income tax law, some of which could adversely affect the Fund or its shareholders.

Increased oversight of foreign financial assets. Under the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (commonly known as “FATCA”) enacted in 2010, foreign financial institutions and non-financial foreign entities and certain U.S. taxpayers holding foreign financial assets are subject to an enhanced reporting, disclosure, certification, withholding, and enforcement regime. Among other things, certain “withholdable payments” made to a foreign financial institution or non-financial foreign entity are generally subject to withholding tax unless the foreign financial institution enters into a disclosure compliance agreement with the U.S. Treasury or the non-financial foreign entity certifies as to its ownership. A foreign financial institution formed or doing business in a jurisdiction that has entered into an intergovernmental agreement to implement FATCA may need to comply with rules enacted by that jurisdiction, rather than entering into an agreement with U.S. Treasury. Such potentially “withholdable payments” under FATCA include certain interest, dividends, rents, and other gains or income from U.S. sources, but exclude income derived from the active conduct of a business. Investors should consult their tax advisors concerning the potential impact of FATCA on them.

You will receive a Schedule K-1 and as a result may incur additional costs. Investors in the Fund will receive a Schedule K-1 (not a Form 1099) reporting their allocable portion of the tax items of the Fund. This form is expected to be available by the end of the first week of March following the taxable year to which it relates. If there were a delay in making Schedule K-1 available, it could be more difficult for investors to complete their tax return in a timely fashion. In the event the Fund has income and/or gains, investors may be required to pay taxes on their portion of such income and/or gains and the amount of those taxes may exceed their distributions from the Fund or the amount they receive when they sell their shares. Schedule K-1 is complex and shareholders who seek advice from tax advisors with respect to their Schedule K-1 may incur additional costs in the form of fees.

Possible constructive termination. Under U.S. Federal income tax law applicable to publicly traded partnerships like the Fund, if a partnership experiences sales or exchanges of 50% or more of its shares during a twelve month period, the partnership is “constructively terminated,” requiring it to close its tax year (and file its tax returns for that period or request an extension by the 15th day of the fourth month after the month in which the termination occurs, or the 15th day of the third month for tax years beginning after December 31, 2015) and restart a new tax year. It is difficult for publicly traded partnerships to ascertain on a real-time basis when constructive terminations occur given that shares are typically held in street name. Publicly traded partnerships typically identify actual beneficial owners only during the course of preparing year-end tax information for shareholders.

Therefore, a publicly traded partnership may not be aware that a constructive termination occurred until well after the fact, which potentially subjects the partnership to substantial penalties for failing to file the tax return for the period preceding the termination in a timely manner. Based on information received by the Manager to date, the Manager does not believe the Fund experienced a constructive termination during the tax year ended December 31, 2015.

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

The following table sets forth, for the calendar quarters indicated, the high and low intra-day market prices per share.

	Share Price
Quarter Ended	High	Low
December 2015	$10.85	$8.44
September 2015	$12.30	$9.23
June 2015	$12.79	$11.64
March 2015	$13.00	$11.52
December 2014	$13.83	$11.46
September 2014	$16.30	$13.46
June 2014	$16.51	$15.83
March 2014	$16.46	$14.93

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

Quarter Ended	High	Low
December 2015	(2.00)%	(8.41)%
September 2015	(2.32)%	(5.34)%
June 2015	(3.74)%	(7.44)%
March 2015	(3.83)%	(8.41)%
December 2014	(5.81)%	(18.99)%
September 2014	(8.03)%	(16.23)%
June 2014	(11.30)%	(15.16)%
March 2014	(12.90)%	(16.19)%

Refer to the Fund Total Returns section of “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the proposed Conversion’s impact on the Fund’s shares discount.

As of December 31, 2015, the Fund had approximately 9,472 shareholders.

The following graph presents the relationship between the Fund’s net asset value per share and its market price per share during the 2014 and 2015 calendar years.

During the years ended December 31, 2015 and December 31, 2014, the Fund declared distributions per share as set forth in the following table:

Ex Date	Record Date	Payable Date	Amount
December 28, 2015	December 30, 2015	December 31, 2015	$0.058
November 25, 2015	November 30, 2015	December 1, 2015	$0.074
October 28, 2015	October 30, 2015	November 2, 2015	$0.074
September 28, 2015	September 30, 2015	October 1, 2015	$0.074
August 27, 2015	August 31, 2015	September 1, 2015	$0.074
July 29, 2015	July 31, 2015	August 3, 2015	$0.074
June 26, 2015	June 30, 2015	July 1, 2015	$0.103
May 27, 2015	May 29, 2015	June 1, 2015	$0.103
April 28, 2015	April 30, 2015	May 1, 2015	$0.103
March 27, 2015	March 31, 2015	April 1, 2015	$0.103
February 25, 2015	February 27, 2015	March 2, 2015	$0.103
January 28, 2015	January 30, 2015	February 2, 2015	$0.130
December 26, 2014	December 30, 2014	December 31, 2014	$0.130
November 25, 2014	November 28, 2014	December 1, 2014	$0.130
October 29, 2014	October 31, 2014	November 3, 2014	$0.130
September 26, 2014	September 30, 2014	October 1, 2014	$0.130
August 27, 2014	August 29, 2014	September 2, 2014	$0.130
July 29, 2014	July 31, 2014	August 1, 2014	$0.130
June 26, 2014	June 30, 2014	July 1, 2014	$0.130
May 28, 2014	May 30, 2014	June 2, 2014	$0.130
April 28, 2014	April 30, 2014	May 1, 2014	$0.130
March 27, 2014	March 31, 2014	April 1, 2014	$0.130
February 26, 2014	February 28, 2014	March 3, 2014	$0.130
January 29, 2014	January 31, 2014	February 3, 2014	$0.130

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

c) On December 21, 2011, the Fund adopted an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund announced the reauthorization of its open-market share repurchase program, pursuant to which it may repurchase an aggregate of up to 10 percent of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). During the year ended December 31, 2015, the Fund did not repurchase any shares. No shares have been repurchased outside of the program described.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the Fund. The selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from the audited financial statements. The table also presents selected financial data for the quarters within the last two years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund. The selected financial data presented herein should be read in conjunction with the Fund’s financial statements, including the notes thereto, which are included in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Total assets	$88,901,061	$135,567,711	$170,897,991	$204,648,073	$220,582,524
Total liabilities	$3,269,520	$12,369,707	$3,751,307	$7,506,165	$6,402,395
Net assets	$85,631,541	$123,198,004	$167,146,684	$197,141,908	$214,180,129
Net increase (decrease) in cash	$-	$-	$-	$-	$(16)
Shares outstanding	9,047,040	9,047,040	9,206,940	9,219,240	9,229,040
Net asset value per share outstanding	$9.47	$13.62	$18.15	$21.38	$23.21
Total distributions per share	$1.0730	$1.5600	$1.6500	$1.7400	$1.7400

Total investment income	$160,723	$139,301	$199,940	$248,744	$309,181
Net investment income (loss)	$(2,382,074)	$(2,746,661)	$(3,055,568)	$(3,626,137)	$(3,612,955)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(25,476,915)	$(24,874,870)	$(11,541,550)	$2,833,162	$(13,093,466)
Net income (loss)	$(27,858,989)	$(27,621,531)	$(14,597,118)	$(792,975)	$(16,706,421)
Net income (loss) per weighted-average share	$(3.08)	$(3.01)	$(1.58)	$(0.09)	$(1.80)

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended 2015
	December 31	September 30	June 30	March 31
Total investment income	$51,388	$47,524	$35,852	$25,959
Net investment income (loss)	$(423,719)	$(739,808)	$(645,397)	$(573,150)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(9,571,004)	$(15,242,161)	$5,063,195	$(5,726,945)
Net income (loss)	$(9,994,723)	$(15,981,969)	$4,417,798	$(6,300,095)
Increase (decrease) in net assets	$(11,858,411)	$(17,990,415)	$1,622,263	$(9,339,900)
Net income (loss) per weighted-average share	$(1.10)	$(1.77)	$0.49	$(0.70)

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
Total investment income	$30,617	$33,081	$38,311	$37,292
Net investment income (loss)	$(603,136)	$(681,941)	$(747,737)	$(713,847)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(18,531,301)	$(17,224,220)	$2,887,863	$7,992,788
Net income (loss)	$(19,134,437)	$(17,906,161)	$2,140,126	$7,278,941
Increase (decrease) in net assets	$(24,689,468)	$(21,496,867)	$(1,450,580)	$3,688,235
Net income (loss) per weighted-average share	$(2.10)	$(1.94)	$0.23	$0.79

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

Results of Operations

The Year Ended December 31, 2015 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $9.02 on the close of business on December 31, 2015. This represents a decrease of 29.70% in share price (not including an assumed reinvestment of distributions) from the $12.83 price at which the shares of the Fund traded on the close of business on December 31, 2014. The high and low intra-day share prices for the year were $13.00 (January 15, 2015) and $8.44 (December 21, 2015), respectively. During the year, the Fund paid distributions totaling $1.073 per share to shareholders. The Fund’s total return on market value for the year, which assumes reinvestment of such distributions, was -22.69%. At December 31, 2015, shares of the Fund traded at a 4.75% discount to the Fund’s net asset value of $9.47 per share.

The Year Ended December 31, 2014 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $12.83 on the close of business on December 31, 2014. This represents a decrease of 15.43% in share price (not including an assumed reinvestment of distributions) from the $15.17 price at which the shares of the Fund traded on the close of business on December 31, 2013. The high and low intra-day share prices for the year were $16.51 (May 23, 2014) and $11.46 (December 17, 2014), respectively. During the year, the Fund paid distributions totaling $1.560 per share to shareholders. The Fund’s total return on market value for the year, which assumes reinvestment of such distributions, was -6.07%. At December 31, 2014, shares of the Fund traded at a 5.80% discount to the Fund’s net asset value of $13.62. During the year the Fund repurchased 159,900 shares.

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

The Year Ended December 31, 2015 – Net Assets of the Fund

The Fund’s net assets decreased from $123.2 million at December 31, 2014, to $85.6 million at December 31, 2015, a decrease of $37.6 million. The decrease in the Fund’s net assets was due to a net loss of $27.9 million, in addition to $9.7 million of distributions to shareholders.

The Fund generated a net loss of $27.9 million for the year ended December 31, 2015, resulting from interest income of $0.2 million and change in net unrealized appreciation of $9.7 million, offset by expenses of $2.5 million and net realized losses of approximately $35.3 million.

During the year ended December 31, 2015, the Fund’s collateral investments generated interest income of $160,723, which represents 0.15% of average net assets for the year ended December 31, 2015.

The net asset value per share on December 31, 2015, was $9.47. This represents a decrease of 30.47% in net asset value (not including an assumed reinvestment of distributions) from the $13.62 net asset value as of December 31, 2014. During the year, the Fund paid distributions totaling $1.073 per share to shareholders. When an assumed reinvestment of these distributions is taken into account, the total return for the Fund on net asset value was -23.89% for the year ended December 31, 2015.

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

The Year Ended December 31, 2015 – Overall Commodity Market Commentary

The environment for commodities continued to be challenging during the year ended December 31, 2015. Macroeconomic headwinds and unfavorable supply-demand dynamics contributed to falling prices and bearish sentiment for all commodities. The broad commodity market, as measured by the BCOM, fell 24.7% for the year, with declines in every commodity group.

The energy sector led the BCOM’s decline, with a loss of 38.9% for the year. The combination of falling global demand and rising inventories, along with a stronger U.S. dollar, weighed heavily on energy commodities. Sluggish economic growth globally and the deceleration in China’s economy continued to diminish expectations for crude oil demand. Despite falling prices, the Organization for the Petroleum Exporting Countries (OPEC) maintained its high output levels to try to keep its market share intact, while North American production demonstrated better-than-expected resilience. Additionally, the lifting of Western sanctions on Iranian oil exports was expected to further contribute to the global supply glut in 2016. Natural gas prices were also hurt by milder summer weather and a warmer start to winter, while storage was ample and production continued at near-record levels. Crude oil ended the year down 44.9%, heating oil lost 42.9% and natural gas fell 40.0%. Unleaded gasoline (RBOB) posted the smallest decline in the energy group, down 12.7% for the year, as refinery outages hurt production and lower prices helped spur consumer demand.

The agriculture sector, as grouped by Gresham, ended the year down 17.9%, with negative performance across all of the group’s commodities. Grain prices fell as generally favorable weather and increased plantings stoked fears of oversupply. Currency movements also pressured grain futures lower, particularly as U.S. dollar appreciation made foreign wheat crops look cheaper and weakening currencies in Brazil and Argentina were expected to boost their grain exports. Soybean oil experienced the smallest decline of the group, as a fourth-quarter rally driven by expectations for improving demand helped reverse some of its earlier losses.

The precious metals group finished the year down 11.5%. The anticipation of the U.S. Federal Reserve’s (the “Fed”) rate hike kept gold and silver prices choppy all year. The Fed’s announcement to raise its main policy rate by 0.25% in December and waning demand for physical gold pushed gold prices near a six-year low.

Like the energy group, industrial metals continued to slide due to the overall lackluster global macroeconomic picture, and particularly China’s waning demand for metals. U.S. dollar strength, reports of rising inventories, and periods of aggressive selling and long liquidations, also weighed on industrial metals’ prices. The industrial metals group declined 26.9% for the year.

The foods and fibers group, as grouped by Gresham, was the best-performing commodity group in the BCOM, losing 9.9% for the year. In Brazil, the world’s top producer of Arabica coffee and sugar, favorable growing conditions and a weak local currency were expected to contribute to robust supply and increased exports, which pressured prices for these commodities. While Arabica coffee prices slid 31.6% for the year, a fourth-quarter rebound in sugar prices, propelled by tighter supply expectations, helped trim its loss to 4.8% for the year. Cotton had a small gain of 2.9% for the year and was the only commodity in the BCOM with a positive return for the year. Cotton prices rallied in both the spring and early winter when key cotton-growing regions of the U.S. suffered heavy rains and flooding, raising concerns about diminished fiber quality.

The livestock group lost 18.9% for the year. Both macroeconomic and idiosyncratic factors weighed on lean hogs and live cattle prices throughout the year. The stronger U.S. dollar reduced beef and pork export demand, as well as encouraged beef imports from Mexico, Canada, and New Zealand, causing higher supply levels of both beef and pork. The avian flu outbreak during the spring created price competition with chicken, which hurt demand. In addition, pork supply was further bolstered by a sooner-than-expected dissipation of a fatal pig virus that had devastated herds over the past two years and by increasing hog weights, as lower grain prices encouraged farmers to bulk up their livestock. Lean hogs prices were further pressured by the World Health Organization’s decision to classify processed meats as carcinogenic to humans, which was announced in October.

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

Energy was the weakest performer in the BCOM, plummeting 39.4% for the year. Within the group, crude oil declined the most, down 44.2%. Crude prices peaked for the year in June, then began to fall as global demand slowed amid booming supply. In November, two events roiled the oil futures market; a price cut by Saudi Arabia and an unexpected decision by the OPEC to leave production levels unchanged, which hastened the decline in crude prices. Another weak performer within the energy group was natural gas, which lost 30.7% over the year. Although demand and prices were strong early in the year due to harsh winter weather, prices were volatile over the remainder of the year. Inventory rebuilding turned to oversupply, as demand was relatively restrained during milder-than-expected weather in the summer, fall and winter.

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

Precious metals represents 11.3% of the BCOM, at the end of the period and was the BCOM’s worst performing group with a -30.8% return. Investors rotated away from gold and silver as the probability of the Fed’s exit from quantitative easing became more likely as 2013 progressed. With economic data improving across the developed world, the demand for assets perceived as “safe havens” declined. Furthermore, speculation that the Fed would taper its asset buying helped ease inflation expectations, tempering the demand for gold as an inflation hedge.

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

The Year Ended December 31, 2015 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio lost 22.2% for the 12-month period, (before considering the expenses of the Fund or the performance of the collateral portfolio). The overall commodities market, as measured by the BCOM, declined 24.7%. The Fund’s total return on net asset value for the year, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio, and assumes reinvestment of the Fund’s distributions, was a loss of 23.89%.

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

During the year the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity added to performance for the period, and premiums collected on call options helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

At the commodity group level, all groups contributed positively to the Fund’s outperformance relative to the BCOM except precious metals, which detracted from relative performance. The Fund’s energy and industrial metals added the most value on a relative basis. Within the energy group, relative gains were driven by the Fund’s underweight position in natural gas and its tactical tilt strategy in crude oil. The Fund used tactical tilts in its WTI and Brent crude exposures to opportunistically take advantage of pricing inefficiencies between the two contracts. Over the year, the Fund’s crude oil tilt was advantageous to performance. In the industrial metals group, the Fund’s more diversified copper position aided relative performance. The Fund owns both London Metal Exchange (LME) and COMEX copper contracts, which outperformed the BCOM’s copper position, which only has COMEX exposure. In the livestock group, the Fund benefited relative to the BCOM primarily from an overweight live cattle position. The Fund’s wheat and soybean positions contributed the most to excess return in the agriculture group, despite the slightly negative impact of the tactical tilt strategy in Kansas City and Chicago wheat. In the foods and fibers group, the Fund’s sugar position detracted from relative results, but losses were more than offset by relative gains from the Fund’s cocoa position, which delivered positive performance over the period and is not represented in the BCOM, and its underweight position in Arabica coffee. In contrast to the other sectors, the precious metals group hurt relative performance, driven mainly by the Fund’s underweight in gold.

The Year Ended December 31, 2014 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio lost 16.6% for the 12-month period, (before considering the expenses of the Fund or the performance of the collateral portfolio). The overall commodities market, as measured by the BCOM, declined 17.0%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was a loss of 17.75%. At the commodity group level, the Fund’s commodity portfolio outperformed the BCOM on an absolute basis in all commodity groups except foods and fibers.

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

The Fund’s industrial metals and precious metals positions also helped relative returns. The Fund’s more diversified copper position, which included the LME contracts, outperformed the BCOM’s copper position, which does not have any LME exposure. Within precious metals, the Fund’s relative underweight in silver, which performed poorly in the year, was advantageous to relative returns. Additionally, the Fund’s exposure to gains in palladium, which is not represented in the BCOM, boosted relative results.

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

The Year Ended December 31, 2013 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio fell 6.4% for the 12-month period, (before considering the expenses of the Fund or the performance of the collateral portfolio). The overall commodities market, as measured by the BCOM, was down 9.6%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -7.57%. At the commodity group level, the Fund’s commodity portfolio outperformed the BCOM on an absolute basis in all six commodity groups.

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

Fund Total Returns

The following table presents selected total returns for the Fund and BCOM as of December 31, 2015. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value.

	Total Returns as of December 31, 2015
	Cumulative	Average Annual
	3 Months	1 Year	5 Year	Since Inception
Market Value	-10.63%	-22.69%	-11.43%	-10.06%
Net Asset Value	-10.33%	-23.89%	-11.78%	-9.00%
BCOM	-10.52%	-24.66%	-13.47%	-10.32%

“Since inception” returns present performance for the period since the Fund’s commencement of operations on September 27, 2010.

Returns represent past performance, which is no guarantee of future performance.

The graph below presents the Fund’s cumulative total return as of each month end based on the Fund’s market value and net asset value, as well as the cumulative total return of the BCOM as of each month end, for the period January 1, 2011 through December 31, 2015. The total returns on net asset value and market value assume the reinvestment of distributions on the distribution payment date as described above.

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund into an open-ended ETF. The stated purpose of the proposed Conversion is to seek a closer alignment between the Fund’s market price and its net asset value. Following the announcement, the Fund’s market price increased, substantially reducing the Fund’s discount. The Manager believes that investors may have been buying shares in anticipation of the Conversion. In the event the Conversion does not occur, the Fund’s market price may fall, irrespective of the Fund’s performance.

Commodity Portfolio Composition and Weightings

The table below presents the composition of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of December 31, 2015. The table below serves as a guide to how the composition and weightings of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark as of December 31, 2015.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	15.96%	13.71%
	Natural Gas	5.76%	8.77%
	Heating Oil	4.30%	3.14%
	Unleaded Gas	3.97%	4.23%

		29.99%	29.85%

Industrial Metals	Copper	9.15%	7.10%
	Aluminum	5.11%	4.72%
	Nickel	2.03%	1.46%
	Zinc	1.78%	2.21%
	Lead	0.94%	0.00%

		19.01%	15.49%

Agriculturals	Soybean	6.25%	5.65%
	Corn	3.73%	7.98%
	Wheat	3.59%	4.36%
	Soybean Meal	3.44%	2.50%
	Soybean Oil	0.71%	3.17%

		17.72%	23.66%

Precious Metals	Gold	8.91%	12.67%
	Silver	2.42%	4.34%
	Platinum	0.89%	0.00%
	Palladium	0.52%	0.00%

		12.74%	17.01%

Livestock	Live Cattle	7.16%	3.33%
	Lean Hogs	3.52%	1.78%
	Feeder Cattle	1.82%	0.00%

		12.50%	5.11%

Foods and Fibers	Sugar	2.92%	5.00%
	Cotton	2.18%	1.93%
	Coffee	1.93%	1.95%
	Cocoa	1.01%	0.00%

		8.04%	8.88%

Total		100.00%	100.00%

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. The Fund did not repurchase any shares during the year ended December 31, 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Refer to note 2 of the Fund’s Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Report for the summary of significant accounting policies of the Fund.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of December 31, 2015. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of December 31, 2015, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2016	125	$37.2800	1,000	$4,660,000
	ICE Brent Crude Oil Futures Contract	Long	March 2016	71	37.6700	1,000	2,674,570
	NYMEX Crude Oil Futures Contract	Long	February 2016	84	37.0400	1,000	3,111,360
	NYMEX Crude Oil Futures Contract	Long	March 2016	76	38.1700	1,000	2,900,920
	NYMEX Crude Oil Futures Contract	Long	May 2016	8	39.9800	1,000	319,840
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2016	116	2.3370	10,000	2,710,920
	NYMEX Natural Gas Futures Contract	Long	March 2016	94	2.3630	10,000	2,221,220
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	February 2016	55	334.2500	100	1,838,375
	NYMEX NY Harbor ULSD Futures Contract	Long	February 2016	39	1.1239	42,000	1,840,948
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	February 2016	31	1.2710	42,000	1,654,842
	NYMEX Gasoline RBOB Futures Contract	Long	March 2016	32	1.2982	42,000	1,744,781

Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	March 2016	21	2.1350	25,000	1,120,875
	LME Copper Futures Contract	Long	February 2016	35	4.7113	25,000	4,122,344
	LME Copper Futures Contract	Long	March 2016	22	4.7083	25,000	2,589,538
	Aluminum
	LME Primary Aluminum Futures Contract	Long	February 2016	128	1,508.7500	25	4,828,000
	LME Primary Aluminum Futures Contract	Short	February 2016	(12)	1,508.7500	25	(452,625)
	Nickel
	LME Nickel Futures Contract	Long	February 2016	33	8,801.5000	6	1,742,697
	Zinc
	LME Zinc Futures Contract	Long	February 2016	38	1,604.2505	25	1,524,038
	Lead
	LME Lead Futures Contract	Long	February 2016	19	1,797.5011	25	853,813
	LME Lead Futures Contract	Short	February 2016	(1)	1,797.5200	25	(44,938)

Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	March 2016	124	8.6425	5,000	5,358,350
	Corn
	CBOT Corn Futures Contract	Long	March 2016	178	3.5875	5,000	3,192,875
	Wheat
	CBOT Wheat Futures Contract	Long	March 2016	43	4.7000	5,000	1,010,500
	KCBT Wheat Futures Contract	Long	March 2016	88	4.6850	5,000	2,061,400
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2016	111	265.5000	100	2,947,050
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2016	33	0.3075	60,000	608,850

Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2016	72	1,060.2000	100	7,633,440
	Silver
	CEC Silver Futures Contract	Long	March 2016	30	13.8030	5,000	2,070,450
	Platinum
	NYMEX Platinum Futures Contract	Long	April 2016	17	893.2000	50	759,220
	Palladium
	NYMEX Palladium Futures Contract	Long	March 2016	8	562.0000	100	449,600

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2016	101	$54.7200	1,000	5,526,720
	CME Live Cattle Futures Contract	Long	April 2016	11	55.1900	1,000	607,090
	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2016	126	23.9200	1,000	3,013,920
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2016	19	81.8250	1,000	1,554,675

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	March 2016	128	0.1524	112,000	2,184,806
	ICE White Sugar Futures Contract	Long	March 2016	15	21.1100	1,000	316,650
	Cotton
	ICE Cotton Futures Contract	Long	March 2016	59	0.6328	50,000	1,866,760
	Coffee
	ICE Coffee C Futures Contract	Long	March 2016	29	47.5125	1,000	1,377,862
	LIFFE Coffee Robusta Futures Contract	Long	March 2016	18	15.3000	1,000	275,400
	Cocoa
	ICE Cocoa Futures Contract	Long	March 2016	27	32.1100	1,000	866,970

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2016	(98)	$45.00	$(2,940)
	NYMEX Crude Oil Futures Options	January 2016	(84)	41.00	(15,960)
	Natural Gas
	NYMEX Natural Gas Futures Options	January 2016	(105)	2.70	(43,050)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	January 2016	(39)	158.00	(491)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2016	(31)	139.00	(20,181)

Industrial Metals	Copper
	LME Copper Futures Options	February 2016	(34)	5,000.00	(23,384)
	Aluminum
	LME Primary Aluminum Futures Options	February 2016	(58)	1,550.00	(32,567)
	Nickel
	LME Nickel Futures Options	February 2016	(16)	9,900.00	(6,810)
	Zinc
	LME Zinc Futures Options	February 2016	(19)	1,700.00	(11,452)
	Lead
	LME Lead Futures Options	February 2016	(9)	1,775.00	(14,643)

Agriculturals	Soybean
	CBOT Soybean Futures Options	February 2016	(62)	980.00	(3,875)
	Corn
	CBOT Corn Futures Options	February 2016	(89)	400.00	(7,232)
	Wheat
	CBOT Wheat Futures Options	February 2016	(21)	550.00	(2,100)
	CBOT Wheat Futures Options	February 2016	(44)	540.00	(4,400)
	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2016	(55)	310.00	(3,300)
	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2016	(16)	30.00	(13,200)

Precious Metals	Gold
	COMEX Gold Futures Options	January 2016	(36)	1,160.00	(1,080)
	Silver
	CEC Silver Futures Options	February 2016	(15)	16.00	(2,625)

Commodity Call Options Written (Continued)

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2016	(71)	$144.00	$(20,590)
	Lean Hogs
	CME Lean Hogs Futures Options	February 2016	(63)	64.00	(17,640)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	February 2016	(30)	13.00	(76,608)
	ICE Sugar Futures Options	February 2016	(43)	13.75	(78,019)
	Cotton
	ICE Cotton Futures Options	February 2016	(30)	67.00	(5,850)
	Coffee
	ICE Coffee C Futures Options	February 2016	(17)	130.00	(30,345)
	Cocoa
	ICE Cocoa Futures Options	February 2016	(13)	3,500.00	(1,430)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-quality debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of December 31, 2015, the Fund held U.S. Treasury bills worth $70,000,297 with a total par value of $70,120,000, and a repurchase agreement worth $1,088,249.

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

Report of Independent Registered Public Accounting Firm

To the Independent Committee and Shareholders of

Nuveen Diversified Commodity Fund:

In our opinion, the accompanying schedule of investments at December 31, 2015 and the statements of financial condition, the related statements of operations, of changes in shareholders’ capital and of cash flows present fairly, in all material respects, the financial position of Nuveen Diversified Commodity Fund (the “Company”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, IL

March 11, 2016

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS

December 31, 2015

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$ 500	U.S. Treasury Bills	0.000%	2/04/16	Aaa	$499,956
6,000	U.S. Treasury Bills	0.000%	3/03/16	Aaa	5,998,944
10,000	U.S. Treasury Bills	0.000%	3/31/16	Aaa	9,995,780
14,000	U.S. Treasury Bills	0.000%	4/28/16	Aaa	13,988,268
15,620	U.S. Treasury Bills	0.000%	5/26/16	Aaa	15,595,883
5,000	U.S. Treasury Bills	0.000%	6/23/16	Aaa	4,988,885
7,000	U.S. Treasury Bills	0.000%	7/21/16	Aaa	6,980,281
8,000	U.S. Treasury Bills	0.000%	9/15/16	Aaa	7,970,952
3,500	U.S. Treasury Bills	0.000%	11/10/16	Aaa	3,484,187
500	U.S. Treasury Bills	0.000%	12/08/16	Aaa	497,161

$ 70,120	Total U.S. Government and Agency Obligations (cost $70,029,645)				$70,000,297

	Repurchase Agreements
$ 1,088	Repurchase Agreement with State Street Bank, dated 12/31/15, repurchase price $1,088,250, collateralized by $1,030,000 U.S. Treasury Notes, 3.500%, due 5/15/20, value $1,111,113	0.010%	1/04/16	N/A	$1,088,249

	Total Repurchase Agreements (cost $1,088,249)				$1,088,249

	Total Short-Term Investments (cost $71,117,894)				$71,088,546

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	February 2016	125	$4,660,000	$(551,270)
	ICE Brent Crude Oil Futures Contract	Long	March 2016	71	2,674,570	18,280
	NYMEX Crude Oil Futures Contract	Long	February 2016	84	3,111,360	36,120
	NYMEX Crude Oil Futures Contract	Long	March 2016	76	2,900,920	(173,560)
	NYMEX Crude Oil Futures Contract	Long	May 2016	8	319,840	7,760

	Total Crude Oil					(662,670)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	February 2016	116	2,710,920	161,680
	NYMEX Natural Gas Futures Contract	Long	March 2016	94	2,221,220	136,090

	Total Natural Gas					297,770

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	February 2016	55	1,838,375	(142,000)
	NYMEX NY Harbor ULSD Futures Contract	Long	February 2016	39	1,840,948	(500,702)

	Total Heating Oil					(642,702)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Unleaded Gas
(continued)	NYMEX Gasoline RBOB Futures Contract	Long	February 2016	31	$1,654,842	$29,468
	NYMEX Gasoline RBOB Futures Contract	Long	March 2016	32	1,744,781	(11,080)

	Total Unleaded Gas					18,388

	Total Energy					(989,214)

Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	March 2016	21	1,120,875	(20,212)
	LME Copper Futures Contract	Long	February 2016	35	4,122,344	94,281
	LME Copper Futures Contract	Long	March 2016	22	2,589,538	(7,563)

	Total Copper					66,506

	Aluminum
	LME Primary Aluminum Futures Contract	Long	February 2016	128	4,828,000	130,400
	LME Primary Aluminum Futures Contract	Short	February 2016	(12)	(452,625)	(5,775)

	Total Aluminum					124,625

	Nickel
	LME Nickel Futures Contract	Long	February 2016	33	1,742,697	(4,566)

	Zinc
	LME Zinc Futures Contract	Long	February 2016	38	1,524,038	47,738

	Lead
	LME Lead Futures Contract	Long	February 2016	19	853,813	71,844
	LME Lead Futures Contract	Short	February 2016	(1)	(44,938)	(1,900)

	Total Lead					69,944

	Total Industrial Metals					304,247

Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	March 2016	124	5,358,350	(163,962)

	Corn
	CBOT Corn Futures Contract	Long	March 2016	178	3,192,875	(97,512)

	Wheat
	CBOT Wheat Futures Contract	Long	March 2016	43	1,010,500	(75,375)
	KCBT Wheat Futures Contract	Long	March 2016	88	2,061,400	(71,462)

	Total Wheat					(146,837)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	March 2016	111	2,947,050	(160,380)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	March 2016	33	608,850	47,124

	Total Agriculturals					(521,567)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	February 2016	72	7,633,440	(107,280)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2015

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Precious Metals	Silver
(continued)	CEC Silver Futures Contract	Long	March 2016	30	$2,070,450	$(67,875)

	Platinum
	NYMEX Platinum Futures Contract	Long	April 2016	17	759,220	29,410

	Palladium
	NYMEX Palladium Futures Contract	Long	March 2016	8	449,600	(2,625)

	Total Precious Metals					(148,370)

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	February 2016	101	5,526,720	187,760
	CME Live Cattle Futures Contract	Long	April 2016	11	607,090	3,140

	Total Live Cattle					190,900

	Lean Hogs
	CME Lean Hog Futures Contract	Long	February 2016	126	3,013,920	(80,500)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	March 2016	19	1,554,675	(250)

	Total Livestock					110,150

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	March 2016	128	2,184,806	511,795
	ICE White Sugar Futures Contract	Long	March 2016	15	316,650	11,655

	Total Sugar					523,450

	Cotton
	ICE Cotton Futures Contract	Long	March 2016	59	1,866,760	21,060

	Coffee
	ICE Coffee C Futures Contract	Long	March 2016	29	1,377,862	83,250
	LIFFE Coffee Robusta Futures Contract	Long	March 2016	18	275,400	820

	Total Coffee					84,070

	Cocoa
	ICE Cocoa Futures Contract	Long	March 2016	27	866,970	(13,316)

	Total Foods and Fibers					615,264

	Total Futures Contracts outstanding			2,251	$85,644,106	$(629,490)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	February 2016	(98)	$45.00	$(2,940)
	NYMEX Crude Oil Futures Options	January 2016	(84)	41.00	(15,960)

	Total Crude Oil				(18,900)

	Natural Gas
	NYMEX Natural Gas Futures Options	January 2016	(105)	2.70	(43,050)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	January 2016	(39)	158.00	(491)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	January 2016	(31)	139.00	(20,181)

	Total Energy				(82,622)

Industrial Metals	Copper
	LME Copper Futures Options (5)	February 2016	(34)	5,000.00	(23,384)

	Aluminum
	LME Primary Aluminum Futures Options (5)	February 2016	(58)	1,550.00	(32,567)

	Nickel
	LME Nickel Futures Options (5)	February 2016	(16)	9,900.00	(6,810)

	Zinc
	LME Zinc Futures Options (5)	February 2016	(19)	1,700.00	(11,452)

	Lead
	LME Lead Futures Options (5)	February 2016	(9)	1,775.00	(14,643)

	Total Industrial Metals				(88,856)

Agriculturals	Soybean
	CBOT Soybean Futures Options	February 2016	(62)	980.00	(3,875)

	Corn
	CBOT Corn Futures Options	February 2016	(89)	400.00	(7,232)

	Wheat
	CBOT Wheat Futures Options	February 2016	(21)	550.00	(2,100)
	CBOT Wheat Futures Options	February 2016	(44)	540.00	(4,400)

	Total Wheat				(6,500)

	Soybean Meal
	CBOT Soybean Meal Futures Options	February 2016	(55)	310.00	(3,300)

	Soybean Oil
	CBOT Soybean Oil Futures Options	February 2016	(16)	30.00	(13,200)

	Total Agriculturals				(34,107)

Precious Metals	Gold
	COMEX Gold Futures Options	January 2016	(36)	1,160.00	(1,080)

	Silver
	CEC Silver Futures Options	February 2016	(15)	16.00	(2,625)

	Total Precious Metals				(3,705)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2015

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Livestock	Live Cattle
	CME Live Cattle Futures Options	February 2016	(71)	$144.00	$(20,590)

	Lean Hogs
	CME Lean Hogs Futures Options	February 2016	(63)	64.00	(17,640)

	Total Livestock				(38,230)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	February 2016	(30)	13.00	(76,608)
	ICE Sugar Futures Options	February 2016	(43)	13.75	(78,019)

	Total Sugar				(154,627)

	Cotton
	ICE Cotton Futures Options	February 2016	(30)	67.00	(5,850)

	Coffee
	ICE Coffee C Futures Options	February 2016	(17)	130.00	(30,345)

	Cocoa
	ICE Cocoa Futures Options	February 2016	(13)	3,500.00	(1,430)

	Total Foods and Fibers				(192,252)

	Total Call Options Written outstanding
	(premiums received $633,387)		(1,098)		$(439,772)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued)

December 31, 2015

(1)	Ratings (not covered by the report of independent registered public accounting firm): Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $1,629,675 and $(2,259,165), respectively.
(5)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2 – Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At December 31, 2015 and December 31, 2014

	December 31, 2015	December 31, 2014
ASSETS
Short-term investments, at value (cost $71,117,894 and $113,736,191, respectively)	$71,088,546	$113,737,383
Deposits with brokers	16,182,840	21,197,009
Unrealized appreciation on futures contracts	1,629,675	633,319

Total assets	$88,901,061	$135,567,711

LIABILITIES
Call options written, at value (premiums received $633,387 and $952,693, respectively)	$439,772	$296,907
Unrealized depreciation on futures contracts	2,259,165	11,470,952
Accrued expenses:
Conversion	74,106	—
Management fees	91,477	138,599
Independent Committee fees	10,926	13,103
Professional fees	309,773	341,917
Other	84,301	108,229

Total liabilities	3,269,520	12,369,707

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,047,040 shares issued and outstanding at December 31, 2015 and December 31, 2014	217,646,428	217,646,428
Accumulated undistributed earnings (deficit)	(132,014,887)	(94,448,424)

Total shareholders’ capital (Net assets)	85,631,541	123,198,004

Total liabilities and shareholders’ capital	$88,901,061	$135,567,711

Net assets	$85,631,541	$123,198,004

Shares outstanding	9,047,040	9,047,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$9.47	$13.62

Market value per share outstanding	$9.02	$12.83

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2015	2014	2013
Investment Income:
Interest	$160,723	$139,301	$199,940

Total Investment Income	160,723	139,301	199,940

Expenses:
Management fees	1,345,754	1,996,737	2,256,873
Brokerage commissions	128,170	115,325	123,679
Conversion expenses	357,431	—	—
Custodian fees and expenses	100,277	102,590	112,260
Independent Committee fees and expenses	46,293	56,178	52,968
Professional fees	415,384	468,873	517,714
Shareholder reporting expenses	119,891	118,675	159,435
Other expenses	29,597	27,584	32,579

Total expenses	2,542,797	2,885,962	3,255,508

Net investment income (loss)	(2,382,074)	(2,746,661)	(3,055,568)

Net realized gain (loss) from:
Short-term investments	79	547	3,618
Futures contracts	(40,931,647)	(16,873,345)	(21,217,789)
Call options written	5,739,221	3,826,262	4,711,122
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(30,540)	(20,004)	(9,983)
Futures contracts	10,208,143	(12,716,647)	5,662,047
Call options written	(462,171)	908,317	(690,565)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(25,476,915)	(24,874,870)	(11,541,550)

Net income (loss)	$(27,858,989)	$(27,621,531)	$(14,597,118)

Net income (loss) per weighted-average share	$(3.08)	$(3.01)	$(1.58)
Weighted-average shares outstanding	9,047,040	9,188,249	9,219,170

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2015	2014	2013
Shareholders’ capital—beginning of period	$123,198,004	$167,146,684	$197,141,908
Repurchase of shares	—	(2,001,984)	(186,659)

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(2,382,074)	(2,746,661)	(3,055,568)
Net realized gain (loss) from:
Short-term investments	79	547	3,618
Futures contracts	(40,931,647)	(16,873,345)	(21,217,789)
Call options written	5,739,221	3,826,262	4,711,122
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(30,540)	(20,004)	(9,983)
Futures contracts	10,208,143	(12,716,647)	5,662,047
Call options written	(462,171)	908,317	(690,565)

Net income (loss)	(27,858,989)	(27,621,531)	(14,597,118)

Distributions to shareholders	(9,707,474)	(14,325,165)	(15,211,447)

Shareholders’ capital—end of period	$85,631,541	$123,198,004	$167,146,684

Shares—beginning of period	9,047,040	9,206,940	9,219,240
Repurchase of shares	—	(159,900)	(12,300)

Shares—end of period	9,047,040	9,047,040	9,206,940

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(27,858,989)	$(27,621,531)	$(14,597,118)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. Government and agency obligations	(79,908,847)	(136,568,938)	(146,062,076)
Proceeds from sales and maturities of U.S. government and agency obligations	122,690,051	163,699,924	176,495,271
Proceeds from (Purchase of) repurchase agreements, net	(2,828)	489,859	(991,830)
Premiums received for call options written	6,566,423	5,003,593	5,116,574
Cash paid for call options written	(1,146,508)	(1,001,874)	(602,263)
Amortization (Accretion) of short-term investments	(160,000)	(139,301)	(199,825)
(Increase) Decrease in deposits with brokers	5,014,169	4,556,754	5,736,696
Increase (Decrease) in:
Accrued conversion expenses	74,106	—	—
Accrued management fees	(47,122)	(40,227)	(32,162)
Accrued Independent Committee fees	(2,177)	168	(7,188)
Accrued professional fees	(32,144)	142,201	24,224
Accrued other expenses	(23,928)	(43,466)	42,504
Net realized (gain) loss from:
Short-term investments	(79)	(547)	(3,618)
Call options written	(5,739,221)	(3,826,262)	(4,711,122)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	30,540	20,004	9,983
Futures contracts	(10,208,143)	12,716,647	(5,662,047)
Call options written	462,171	(908,317)	690,565

Net cash provided by (used in) operating activities	9,707,474	16,478,687	15,246,568

Cash flows from financing activities:
Cash paid for shares repurchased	—	(2,153,522)	(35,121)
Cash distributions paid to shareholders	(9,707,474)	(14,325,165)	(15,211,447)

Net cash provided by (used in) financing activities	(9,707,474)	(16,478,687)	(15,246,568)

Net increase (decrease) in cash	—	—	—
Cash—beginning of period	—	—	—

Cash—end of period	$—	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

1. Organization

Fund Information

The Nuveen Diversified Commodity Fund (the “Fund”) was organized as a Delaware statutory trust on December 7, 2005, to operate as a commodity pool. Nuveen Commodities Asset Management, LLC, the Fund’s manager (“NCAM” or the “Manager”), is a Delaware limited liability company registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). The Fund commenced operations on September 27, 2010, with its initial public offering. The Fund operates pursuant to a Second Amended and Restated Trust Agreement dated as of March 30, 2012 (the “Trust Agreement”). The Fund’s shares represent units of fractional undivided beneficial interest in, and ownership of, the Fund. The Fund’s shares trade on the NYSE MKT under the ticker symbol “CFD.” The Fund is not a mutual fund, a closed-end fund, or any other type of “investment company” within the meaning of the Investment Company Act of 1940, as amended, and is not subject to regulation thereunder.

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On June 30, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. As of December 31, 2015 the Conversion remains subject to the receipt of certain regulatory approvals.

In connection with the Conversion, the Manager intends to implement a number of additional changes to the Fund that the Manager believes will better align a number of the Fund’s features with its newly-adopted ETF structure, including a reduction of the management fee, and changes to the Fund’s investment strategy, name and distribution policy. None of these expected changes have been finalized, and they remain subject to further revision by the Manager. In addition, following the Conversion, the Manager will continue to have the ability, without shareholder approval, to make subsequent changes to the operation of the Fund.

On March 2, 2016 (subsequent to the Fund’s fiscal year end), the Fund announced an update on the expected time frame for the Conversion. Assuming receipt of certain regulatory approval, the Conversion is expected to be completed in the second quarter of 2016. The Conversion requires regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. The Fund has been working with the NYSE MKT, which has initiated the rule making process for the new rule, which will ultimately require approval by the SEC. There can be no assurance that such clearance will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame.

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

December 31, 2015

1. Organization (Continued)

The Manager has selected its affiliate, Nuveen Asset Management, LLC (“Nuveen Asset Management” or the “Collateral Sub-adviser”), to manage the Fund’s collateral invested in cash equivalents, U.S. government securities and other short-term, high grade debt securities. Nuveen Asset Management is a Delaware limited liability company and is registered with the SEC as an investment adviser.

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are subsidiaries of Nuveen Investments, Inc. (“Nuveen Investments”). Nuveen Investments is a subsidiary of TIAA.

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

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior days “mark-to-market” of the open contracts. If the Fund has unrealized appreciation the clearing broker would credit the Fund’s account with an amount equal to appreciation and conversely if the Fund has unrealized depreciation the clearing broker would debit the Fund’s account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker in an amount, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

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

The average number of futures contracts outstanding during the years ended December 31, 2015 and December 31, 2014 was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Average number of futures contracts outstanding*	2,432	2,764

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the years ended December 31, 2015 and December 31, 2014, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the years ended December 31, 2015 and December 31, 2014. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in call options written during the years ended December 31, 2015 and December 31, 2014 were as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,257	$952,693	1,377	$777,236
Options written	11,246	6,566,423	9,114	5,003,593
Options terminated in closing purchase transactions	(6,402)	(3,978,394)	(4,006)	(1,970,074)
Options expired	(4,217)	(2,400,362)	(3,848)	(2,173,528)
Options exercised	(786)	(506,973)	(1,380)	(684,534)

Outstanding, end of the period	1,098	$633,387	1,257	$952,693

The average number of call options written outstanding during the years ended December 31, 2015 and December 31, 2014 was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Average number of call options written outstanding*	1,183	1,338

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the current period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

Forward Contracts

The Fund may enter into forward contracts but did not make any such investments since its commencement of operations on September 27, 2010. A forward contract is an agreement between two parties to purchase or sell

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of December 31, 2015 and December 31, 2014, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

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

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of December 31, 2015 and December 31, 2014, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	December 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,088,249	$(1,088,249)	$—

	December 31, 2014
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,085,421	$(1,085,421)	$—

*	As of December 31, 2015 and December 31, 2014, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of December 31, 2015 and December 31, 2014 was $1,111,113 and $1,113,007, respectively.

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

December 31, 2015

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$70,000,297	$—	$70,000,297
Repurchase Agreements	—	1,088,249	—	1,088,249
Investments in Derivatives:
Futures Contracts*	(629,490)	—	—	(629,490)
Call Options Written**	(350,916)	(88,856)	—	(439,772)

Total	$(980,406)	$70,999,690	$—	$70,019,284

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

December 31, 2015

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

In connection with the Conversion described previously, the Fund has incurred certain costs and expenses. Such amounts are recognized as a component of “Accrued other expenses” on the Statements of Financial Condition and “Conversion expenses” on the Statements of Operations.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

During the year ended December 31, 2015, the Fund’s monthly per share distribution rate decreased from $0.130 to $0.103 effective with the distribution payable March 2, 2015, from $0.103 to $0.074 effective with the distribution payable August 3, 2015 and $0.074 to $0.058 effective with the distribution payable December 31, 2015.

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of December 31, 2015 and December 31, 2014, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

2. Summary of Significant Accounting Policies (Continued)

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

The following tables present the fair value of all derivative instruments held by the Fund as of December 31, 2015 and December 31, 2014, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		December 31, 2015 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,629,675	Unrealized depreciation on futures contracts	$2,259,165
Commodity	Options	—	—	Call options written, at value	439,772
Total			$1,629,675		$2,698,937

		December 31, 2014 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$633,319	Unrealized depreciation on futures contracts	$11,470,952
Commodity	Options	—	—	Call options written, at value	296,907
Total			$633,319		$11,767,859

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net realized gain (loss) from:
Futures contracts	$(40,931,647)	$(16,873,345)	$(21,217,789)
Call options written	5,739,221	3,826,262	4,711,122
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$10,208,143	$(12,716,647)	$5,662,047
Call options written	(462,171)	908,317	(690,565)

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

Transactions in share repurchases during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Shares repurchased	—	159,900	12,300

Weighted average price per share repurchased	—	$12.50	$15.16

Weighted average discount per share repurchased	—	18.14%	17.10%

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the years ended December 31, 2015, December 31, 2014 and December 31, 2013. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Year Ended December 31,
	2015	2014	2013
Net Asset Value:
Net asset value per share—beginning of period	$13.62	$18.15	$21.38
Net investment income (loss)	(0.26)	(0.30)	(0.33)
Net realized and unrealized gain (loss)	(2.82)	(2.71)	(1.25)
Distributions	(1.07)	(1.56)	(1.65)
Discount from shares repurchased	—	0.04	— *

Net asset value per share—end of period	$9.47	$13.62	$18.15

Market Value:
Market value per share—beginning of period	$12.83	$15.17	$19.97

Market value per share—end of period	$9.02	$12.83	$15.17

Ratios to Average Net Assets:
Net investment income (loss)	(2.21)%	(1.72)%	(1.69)%

Expenses	2.36%	1.81%	1.80%

Total Returns:(a)
Based on Net Asset Value	(23.89)%	(17.75)%	(7.57)%

Based on Market Value	(22.69)%	(6.07)%	(16.64)%

(a)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

December 31, 2015

7. Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited quarterly results of operations for the quarters within the years ended December 31, 2015 and December 31, 2014. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the Fund.

	For the Three Months Ended 2015
	December 31	September 30	June 30	March 31
Total investment income	$51,388	$47,524	$35,852	$25,959
Net investment income (loss)	$(423,719)	$(739,808)	$(645,397)	$(573,150)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(9,571,004)	$(15,242,161)	$5,063,195	$(5,726,945)
Net income (loss)	$(9,994,723)	$(15,981,969)	$4,417,798	$(6,300,095)
Increase (decrease) in net assets	$(11,858,411)	$(17,990,415)	$1,622,263	$(9,339,900)
Net income (loss) per weighted-average share	$(1.10)	$(1.77)	$0.49	$(0.70)

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
Total investment income	$30,617	$33,081	$38,311	$37,292
Net investment income (loss)	$(603,136)	$(681,941)	$(747,737)	$(713,847)
Net realized gain (loss) and change in net unrealized appreciation (depreciation)	$(18,531,301)	$(17,224,220)	$2,887,863	$7,992,788
Net income (loss)	$(19,134,437)	$(17,906,161)	$2,140,126	$7,278,941
Increase (decrease) in net assets	$(24,689,468)	$(21,496,867)	$(1,450,580)	$3,688,235
Net income (loss) per weighted-average share	$(2.10)	$(1.94)	$0.23	$0.79

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

The principal executive officer and principal financial officer of the Manager assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. Their assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Manager has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Manager concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm that audited and reported on the financial statements included in this Annual Report, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Christopher A. Cotter. Mr. Cotter (age 56) is President and Founder of CAC Capital Advisory, LLC where he serves as a consultant to financial services firms and to boutique investment banks from 2015 to present and from 2009 to 2011. From 2011 to 2015, Mr. Cotter was a Managing Director at River Branch Capital, where he was responsible for originating and executing transactions in a financial advisory and merchant banking capacity. Prior to founding CAC Capital Advisory in 2009, Mr. Cotter was a 20-year veteran of William Blair & Company, serving as Principal in the Financial Services Group from 1994 to 2009 and Associate from 1989 to 1993. Mr. Cotter worked on a full range of capital markets transactions, including mergers and acquisitions, private equity placements and public equity offerings for financial institutions. From 1987 to 1989, Mr. Cotter worked as an investment banking associate at Goldman Sachs in New York. Prior to this, he was a Certified Public Accountant at Price Waterhouse in Dallas, Texas since 1981. He earned a Bachelor of Science in Finance from the University of Illinois and holds an MBA from Harvard Business School. Mr. Cotter holds the Series 7, 24, and 63 FINRA licenses.

Jon C. Hunt. Mr. Hunt (age 64) retired in March 2013 from Convergent Capital Management, a multi-boutique asset management company, where he served as Managing Director and Chief Operating Officer from February 1998 through June 2012. He was involved in all management and acquisition activities and primarily responsible for post-acquisition affiliate support, including strategy design and execution, marketing, financial management, operations, governance, and compliance. Mr. Hunt serves as Trustee for the Advisors Inner Circle III Funds and related funds (since February 2014) sponsored by SEI Corporation. Mr. Hunt also serves as trustee (since March 2013) for City National Rochdale Funds, a proprietary fund complex. Prior to serving as trustee for City National Rochdale Funds, he worked as business manager for those Funds, responsible for negotiating contracts, board interaction and advisor/sub-advisor oversight. Prior to joining Convergent Capital, Mr. Hunt worked for the Northern Trust Company from 1973 to 1998. His most recent role was Senior Vice President in the Corporate and Institutional Services group, responsible for product development, product management, and marketing for Northern Trust Global Investments (“NTGI”). Prior to this role, Mr. Hunt was responsible for NTGI Investment Products and Sales and served as the leader of Treasury Management Product Management, Marketing, Production and Servicing. He earned a Bachelor of Arts in Economics from Northwestern University, and an MBA from Kellogg Graduate School of Management.

L. Joe Moravy. Mr. Moravy (age 65) is an independent consultant. From March 2010 to February 2014, he was a Managing Director with Finance Scholars Group, a boutique consulting firm providing litigation support services. From 2008 to March 2010, Mr. Moravy was a Managing Director at LJM Advisory Services, providing audit and accounting related litigation support services. From June 2002 to October 2008, Mr. Moravy was a Partner at Ernst & Young LLP in the Financial Services Practice, providing Assurance and Advisory Services to public and private financial services companies. Prior to Ernst & Young, Mr. Moravy was a Partner from 1987 to 2002 and Audit Professional from 1974 to 1987 at Arthur Andersen LLP. In this role, he provided audit services to public and private financial services companies, as well as advisory services related to derivatives and treasury risk management. Since 2008, Mr. Moravy is a trustee on the board of AQR Funds, where he is the designated financial expert, as well as the Chair of the Audit Committee and member of the Nominating & Governance Committee. Mr. Moravy earned a Bachelor of Science in Business Administration (Economics concentration) from Michigan Technological University in 1972 and an MBA (Accounting concentration) from the University of Michigan in 1974. Mr. Moravy is a Certified Public Accountant in Illinois since 1975. He serves as a Life Trustee of the Michigan Tech Fund and is a member of the American Institute of Certified Public Accountants, Illinois CPA Society and the Independent Directors Council of the Investment Company Institute.

Harry W. Short. Mr. Short (age 68) retired in April 2005 from a fifteen year career (since January 1990) at

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

Manager

NCAM is the manager of the Fund, and is responsible for determining the Fund’s overall investment strategy and overseeing its implementation, managing the Fund’s business affairs and providing certain legal, accounting and other administrative support.

The Manager may change, or temporarily deviate from, the Fund’s investment strategy and the manner in which the strategy is implemented if the Manager determines that it is in the best interests of Fund shareholders to do so based on existing market conditions or otherwise. In addition, the Manager has the rights and obligations with respect to the Fund as described in the Trust Agreement.

The Manager is a wholly-owned subsidiary of Nuveen Investments, a Delaware corporation. Founded in 1898, Nuveen Investments and its affiliates had approximately $225.7 billion of assets under management as of December 31, 2015. Nuveen Investments is a listed principal of the Manager.

The persons listed below serve as executive officers of the Manager. Their names, positions and tenure with the Manager and its affiliates are included below.

William Adams IV (age 60) has served as President of NCAM since August 2011 and was Managing Director of NCAM from April 2010 until August 2011. He is the principal executive officer of NCAM and supervises its overall business activities. Since January 1, 2011, Mr. Adams has also served as Co-President of Nuveen Fund Advisers, LLC (“NFAL”), a registered commodity pool operator that manages investment companies subject to CFTC regulation. As Co-President, he is the executive responsible for all business-related decisions involving closed-end funds managed by NFAL. Mr. Adams is also Co-Chief Executive Officer and Co-President (since March 2016), formerly Senior Executive Vice President (January 2011 – March 2016), and prior thereto, Executive Vice President of Global Structured Products at Nuveen Investments. He is also a member of the Board of Directors of the Nuveen Fund Board (since September 1, 2013). Previously, Mr. Adams was Managing Director of Structured Investments, effective September 1997, where he headed Nuveen’s closed-end fund and unit investment trust business units, and Vice President and Manager of Corporate Marketing, effective August 1994, where he was responsible for the distribution of Nuveen’s investment products, including overseeing all sales and marketing activities. Mr. Adams was listed as a principal and registered as an associated person of NCAM on May 7, 2010 and July 13, 2010, respectively, and of NFAL on August 8, 2012 and January 1, 2013, respectively.

Margo Cook (age 51) has been Managing Director of NCAM since August 2011. In her role as the Head of Investment Services, Ms. Cook serves as the key liaison with sub-advisers of funds managed by NCAM and NFAL. Ms. Cook’s responsibilities include Investment Oversight, Valuation and Risk Management for all investment teams, as well as overseeing investment-related issues on behalf of NCAM and NFAL. Ms. Cook is also Senior Executive Vice President of NFAL (Executive Vice President since 2011), the chair of NCAM and NFAL’s Oversight Committees and is a member of Nuveen Investments’ Executive, Product Development, Operations and Valuation Committees. Ms. Cook is also responsible for the co-management of Nuveen Investments’ Institutional Sales effort, including the Consultant Relations, Taft Hartley and Client Service teams. Ms. Cook is also Co-Chief Executive Officer (since March 2015), formerly, Executive Vice President (July 2013 – 2015), of Nuveen Securities, LLC. She is Co-Chief Executive Officer and Co-President (since March 2016), formerly Senior Executive Vice President (July 2015 – March 2016), and prior thereto Executive Vice President (May 2009 – July 2015) of Nuveen Investments, Inc. Prior to joining Nuveen Investments in October 2008, Ms. Cook served as Global Head of Bear Stearns Asset Management’s institutional asset management business from June 2007 to October 2008, which included managing several equity and fixed income portfolio teams, and serving on the firm’s Executive and Management Committees. Prior to joining Bear Stearns in June 2007, Ms. Cook held a number of leadership roles, starting in September 1986, within The Bank of New York Mellon’s asset management business, including: CIO and Head of Institutional Asset Management (2005 to 2007), Head of Institutional Fixed Income (1996 to 2005) and Senior Fixed Income Portfolio Manager (1988 to 1996). Ms. Cook is a Chartered Financial Analyst charterholder and received an executive MBA from Columbia University in May 2002. Ms. Cook was listed as a principal of NCAM on November 23, 2011, and of NFAL on December 14, 2012.

Stephen D. Foy (age 61) has served as Chief Financial Officer and principal financial officer of NCAM since February 2010. Mr. Foy supervises the records and accounting systems of NCAM and the preparation of the Fund’s financial reports. Mr. Foy, a certified public accountant, is also a Managing Director (since 2014), formerly, Senior Vice President (2013 – 2014) and Vice President (2005 to 2013) of NFAL and Vice President and Controller of the Nuveen Funds (since 1998). In these capacities, Mr. Foy is responsible for overseeing the relationships and operations of the third party fund accountants and custodians for the Nuveen Funds; for managing the fund administration activities for the Nuveen Funds, including shareholder reporting and periodic regulatory filings, preparation of tax returns and performance of tax compliance, preparation of expense budgets and maintenance of accrued expenses; for maintaining the relationships with the independent accountants and the audit committees of the Boards of Directors/Trustees of the Nuveen Funds; and for overseeing the accounting, custody and administration services provided by third parties to certain Dublin-based UCITS funds and other investment vehicles advised by NFAL. Mr. Foy was listed as a principal of NCAM on May 19, 2010.

Carl M. Katerndahl (age 52) has been a Managing Director of NCAM since May 2010. Mr. Katerndahl has also been Senior Executive Vice President (since July 2015), formerly, Executive Vice President, Co-Head of Distribution for Nuveen Investments since December 2007, where he has been responsible for sales and client service for the entire firm, including NCAM and NFAL. In this role, he is responsible for identifying potential customers and financial intermediaries for distribution of NCAM’s and NFAL’s products and services. Previously, Mr. Katerndahl was Managing Director and Head of the Private Client Group for Nuveen Investments since July 2002. Prior thereto, Mr. Katerndahl was a Managing Director and Head of Sales for NWQ Investment Management Company, LLC, a registered investment adviser acquired by Nuveen Investments in August 2002. Mr. Katerndahl was listed as a principal and registered as an associated person of NCAM on June 18, 2010 and July 13, 2010, respectively, and of NFAL on December 7, 2012 and January 1, 2013, respectively. He withdrew his status as an associated person of NCAM and NFAL effective July 16, 2013.

Shanita Smith (age 37) has served as Chief Compliance Officer of NCAM since April 2013. She is responsible for implementing the compliance program and internal controls to ensure NCAM’s compliance with applicable regulatory requirements. Ms. Smith also oversees the compliance program of Nuveen Securities, LLC, a broker-dealer affiliate of NCAM (since May 2012). Ms. Smith assumed these positions after initially joining Nuveen Investments as a Senior Compliance Administrator in January 2011. Previously, Ms. Smith worked at Ariel Investments, an investment management firm (June 2006 to January 2011), where she held a variety of roles in compliance, transfer agent oversight and shareholder communications for the Ariel Mutual Funds. From April 2004 to June 2006, Ms. Smith worked at Vista360, a compliance consulting firm, where she managed client engagements. Prior thereto, Ms. Smith held a compliance position at U.S Bancorp Asset Management, an investment management firm (January 2001 to April 2004), focusing on fund compliance. Ms. Smith was listed as a principal of NCAM on May 6, 2013.

Code of Ethics

The Fund has no officers or employees and is managed by NCAM. NCAM has adopted as a code of ethics a Code of Conduct, which is available at http://www.nuveen.com/CommodityInvestments, on the Fund’s webpage, under the “Literature” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain personnel of the Manager and the Sub-advisers, members of the Independent Committee and persons who own more than 10% of the Fund’s shares to file reports with the SEC regarding their ownership of the Fund’s shares and changes in such ownership. Employees of the Manager prepare these reports for the Independent Committee members and personnel of the Manager and Sub-advisers who request it on the basis of information obtained from them. Based on the Manager’s review of copies of these reports and other information obtained by the Manager, the Manager believes that during the year ended December 31, 2015, all such necessary reports were filed in a timely manner.

Item 11.	Executive Compensation

The Fund has no officers or employees and is managed by the Manager. None of the officers of the Manager receive compensation from the Fund. The annual fee for each member of the Independent Committee is $30,000, and each member of the Independent Committee also receives (a) a fee of $1,250 per meeting per fund for attendance in person or by telephone at a regularly scheduled quarterly meeting of the Independent Committee; and (b) a fee of $1,500 per meeting for attendance in person or by telephone at any special, non-regularly scheduled meeting of the Independent Committee. In addition, the Independent Committee chair receives an additional annual fee of $6,000. The Independent Committee members are also compensated for out-of-pocket costs in connection with attending Independent Committee meetings. The fees of the Independent Committee members are paid by NCAM, which is reimbursed for such fees on a pro rata basis by each fund managed by NCAM, which are currently the Fund and CTF.

For the services and facilities provided by the Manager, the Fund has agreed to pay the Manager an annual fee of 1.25%, payable monthly, based on its average daily net assets. “Average daily net assets” means the total assets of the Fund, minus the sum of its liabilities.

The Fund incurred $1,345,754 in management fees for the year ended December 31, 2015, of which $91,477 was still payable to the Manager at the end of the year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding the beneficial ownership of shares of the Fund as of December 31, 2015, by the Manager and its executive officers, portfolio managers and members of the Independent Committee. The address of each beneficial owner is c/o Nuveen Investments, 333 W. Wacker Dr., Chicago, IL 60606.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Manager	840 Shares	0.01%

Executive Officers of Manager
William Adams IV	18,500 Shares	0.20%

Independent Committee
L. Joe Moravy	500 Shares	0.01%
Harry W. Short	1,600 Shares	0.02%

Other than as set forth in the previous table, no executive officer of the Manager, portfolio manager or member of the Independent Committee owned shares of the Fund as of December 31, 2015. As of that date, no person was known by the Manager to own beneficially more than 5% of the outstanding shares of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” of this Annual Report.

Item 14.	Principal Accounting Fees and Services

The following table set forth the fees for professional services rendered by the Fund’s independent registered public accountant, PwC, for the years ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit Fees	$120,600	$117,000
Audit-Related Fees	—	—
Tax Fees	208,661	203,601
All Other Fees	—	—

Total	$329,261	$320,601

Audit fees consist of fees paid to PwC for the audits of the Fund’s December 31, 2015 and December 31, 2014 annual financial statements included on Form 10-K. Audit fees also include fees paid to PwC for the review of the Fund’s Form 10-Qs and services normally provided by independent registered public accountants in connection with statutory and regulatory filings of registration statements.

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

The members of the Independent Committee serve as the audit committee of the Fund. The audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accountant, currently PwC. All of the services provided by PwC were pre-approved by the audit committee.

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

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the shareholders of Nuveen Diversified Commodity Fund:

Pursuant to Rule 4.22(h) under the Commodity Exchange Act, the undersigned represents that, to the best of his knowledge and belief, the information contained in the Annual Report on Form 10-K for the year ended December 31, 2015, for Nuveen Diversified Commodity Fund is accurate and complete.

Nuveen Commodities Asset Management, LLC
Manager of Registrant

/s/ William Adams IV
President
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 14, 2016.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) March 14, 2016

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) March 14, 2016