Form 10-Q
period 2016-03-31
Nuveen Diversified Commodity Fund
filed 2016-05-09
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the registrant had 9,047,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2016

Investments

Principal Amount (000)	Description	Coupon	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$14,000	U.S. Treasury Bills	0.000%	4/28/16	Aaa	$13,998,208
15,620	U.S. Treasury Bills	0.000%	5/26/16	Aaa	15,615,923
5,000	U.S. Treasury Bills	0.000%	6/23/16	Aaa	4,997,525
7,000	U.S. Treasury Bills	0.000%	7/21/16	Aaa	6,994,183
8,000	U.S. Treasury Bills	0.000%	9/15/16	Aaa	7,987,576
3,500	U.S. Treasury Bills	0.000%	11/10/16	Aaa	3,493,871
500	U.S. Treasury Bills	0.000%	12/08/16	Aaa	498,813
2,000	U.S. Treasury Bills	0.000%	1/05/17	Aaa	1,992,608
2,500	U.S. Treasury Bills	0.000%	2/02/17	Aaa	2,488,843
5,300	U.S. Treasury Bills	0.000%	3/02/17	Aaa	5,272,790
8,000	U.S. Treasury Bills	0.000%	3/30/17	Aaa	7,952,992

$71,420	Total U.S. Government and Agency Obligations (cost $71,279,650)				71,293,332

	Repurchase Agreements
$10,770	Repurchase Agreement with State Street Bank, dated 3/31/16, repurchase price $10,769,895, collateralized by $10,900,000 U.S. Treasury Notes, 1.000%, due 5/15/18, value $10,987,865	0.010%	4/01/16	N/A	$10,769,892

	Total Repurchase Agreements (cost $10,769,892)				10,769,892

	Total Short-Term Investments (cost $82,049,542)				$82,063,224

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	June 2016	146	$5,888,180	$(134,264)
	ICE Brent Crude Oil Futures Contract	Long	July 2016	109	4,443,930	218,160
	NYMEX Crude Oil Futures Contract	Long	May 2016	107	4,102,380	(229,070)
	NYMEX Crude Oil Futures Contract	Long	July 2016	48	1,953,120	(35,434)

	Total Crude Oil					(180,608)

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	May 2016	70	2,509,500	29,000
	NYMEX NY Harbor ULSD Futures Contract	Long	May 2016	51	2,539,341	39,627

	Total Heating Oil					68,627

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2016	170	3,330,300	66,029
	NYMEX Natural Gas Futures Contract	Long	July 2016	62	1,334,860	(30,760)

	Total Natural Gas					35,269

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2016	49	2,977,309	115,643

	Total Energy					38,931

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	May 2016	21	$1,146,075	$72,837
	LME Copper Futures Contract	Long	April 2016	35	4,263,438	255,938
	LME Copper Futures Contract	Short	April 2016	3	(365,438)	8,588
	LME Copper Futures Contract	Long	May 2016	16	1,943,400	79,300

	Total Copper					416,663

	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2016	120	4,526,250	18,750

	Zinc
	LME Zinc Futures Contract	Long	April 2016	36	1,629,675	117,675
	LME Zinc Futures Contract	Short	April 2016	3	(135,806)	1,444

	Total Zinc					119,119

	Nickel
	LME Nickel Futures Contract	Long	April 2016	28	1,420,776	1,932

	Lead
	LME Lead Futures Contract	Long	April 2016	18	764,437	(33,763)
	LME Lead Futures Contract	Short	April 2016	2	(84,938)	5,388

	Total Lead					(28,375)

	Total Industrial Metals					528,089

Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	May 2016	96	4,371,600	186,400

	Corn
	CBOT Corn Futures Contract	Long	May 2016	138	2,425,350	(128,100)
	CBOT Corn Futures Contract	Long	July 2016	40	711,500	(36,000)

	Total Corn					(164,100)

	Wheat
	CBOT Wheat Futures Contract	Long	May 2016	66	1,562,550	13,462
	KCBT Wheat Futures Contract	Long	May 2016	66	1,571,625	67,187

	Total Wheat					80,649

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2016	74	2,000,220	39,090

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2016	51	1,047,132	81,654

	Total Agriculturals					223,693

Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2016	61	7,537,160	83,920

	Silver
	CEC Silver Futures Contract	Long	May 2016	27	2,087,640	30,425

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Precious Metals	Platinum
(continued)	NYMEX Platinum Futures Contract	Long	July 2016	12	$586,500	$(1,815)

	Palladium
	NYMEX Palladium Futures Contract	Long	June 2016	8	451,200	38,240

	Total Precious Metals					150,770

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2016	70	3,721,900	(17,960)
	CME Live Cattle Futures Contract	Long	June 2016	40	1,984,400	(26,620)

	Total Live Cattle					(44,580)

	Lean Hogs
	CME Lean Hog Futures Contract	Long	April 2016	46	1,257,640	(19,213)
	CME Lean Hog Futures Contract	Long	June 2016	27	873,180	(9,090)

	Total Lean Hogs					(28,303)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2016	16	1,242,000	(32,245)
	CME Feeder Cattle Futures Contract	Long	August 2016	6	465,225	(19,125)

	Total Feeder Cattle					(51,370)

	Total Livestock					(124,253)

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	May 2016	113	1,942,696	294,179
	ICE White Sugar Futures Contract	Long	May 2016	5	111,175	11,495
	ICE White Sugar Futures Contract	Long	August 2016	3	66,030	(2,070)

	Total Sugar					303,604

	Coffee
	ICE Coffee C Futures Contract	Long	May 2016	33	1,577,194	116,400
	LIFFE Coffee Robusta Futures Contract	Long	May 2016	17	255,170	15,300

	Total Coffee					131,700

	Cotton
	ICE Cotton Futures Contract	Long	May 2016	36	1,051,920	(20,182)
	ICE Cotton Futures Contract	Long	July 2016	5	145,775	850

	Total Cotton					(19,332)

	Cocoa
	ICE Cocoa Futures Contract	Long	May 2016	14	413,000	18,340
	ICE Cocoa Futures Contract	Long	July 2016	13	384,670	(8,320)

	Total Cocoa					10,020

	Total Foods and Fibers					425,992

	Total Futures Contracts outstanding			2,161	$84,031,241	$1,243,222

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	June 2016	(127)	$45.00	$(41,910)
	NYMEX Crude Oil Futures Options	April 2016	(77)	43.00	(10,010)

	Total Crude Oil				(51,920)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	April 2016	(51)	130.00	(22,919)

	Natural Gas
	NYMEX Natural Gas Futures Options	April 2016	(116)	2.10	(48,720)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2016	(25)	164.00	(9,030)

	Total Energy				(132,589)

Industrial Metals	Copper
	LME Copper Futures Options(5)	April 2016	(29)	4,800.00	(73,841)

	Aluminum
	LME Primary Aluminum Futures Options(5)	April 2016	(60)	1,600.00	(105)

	Zinc
	LME Zinc Futures Options(5)	April 2016	(16)	1,800.00	(12,264)

	Nickel
	LME Nickel Futures Options(5)	April 2016	(14)	9,200.00	(301)

	Lead
	LME Lead Futures Options(5)	April 2016	(8)	1,900.00	(2)

	Total Industrial Metals				(86,513)

Agriculturals	Soybean
	CBOT Soybean Futures Options	April 2016	(48)	930.00	(10,500)

	Corn
	CBOT Corn Futures Options	April 2016	(89)	395.00	(1,113)

	Wheat
	CBOT Wheat Futures Options	April 2016	(33)	495.00	(8,044)
	CBOT Wheat Futures Options	April 2016	(33)	500.00	(5,981)

	Total Wheat				(14,025)

	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2016	(37)	290.00	(2,220)

	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2016	(25)	34.00	(11,550)

	Total Agriculturals				(39,408)

Precious Metals	Gold
	COMEX Gold Futures Options	May 2016	(30)	1,320.00	(25,500)

	Silver
	CEC Silver Futures Options	April 2016	(13)	16.75	(4,875)

	Total Precious Metals				(30,375)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2016	(69)	$142.00	$(690)

	Lean Hogs
	CME Lean Hogs Futures Options	April 2016	(37)	74.00	(370)

	Total Livestock				(1,060)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	April 2016	(61)	14.50	(66,271)

	Coffee
	ICE Coffee C Futures Options	April 2016	(19)	130.00	(9,191)

	Cotton
	ICE Cotton Futures Options	April 2016	(20)	64.00	(600)

	Cocoa
	ICE Cocoa Futures Options	June 2016	(13)	3,250.00	(3,510)

	Total Foods and Fibers				(79,572)

	Total Call Options Written outstanding
	(premiums received $560,095)		(1,050)		$(369,517)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

March 31, 2016

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $2,027,253 and $(784,031), respectively.
(5)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2—Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Short-term investments, at value: U.S. government and agency obligations (cost $71,279,650 and $70,029,645 respectively)	$71,293,332	$70,000,297
Repurchase agreement (cost approximates value)	10,769,892	1,088,249
Deposits with brokers	10,224,703	16,182,840
Unrealized appreciation on futures contracts	2,027,253	1,629,675

Total assets	$94,315,180	$88,901,061

LIABILITIES
Call options written, at value (premiums received $560,095 and $633,387, respectively)	$369,517	$439,772
Unrealized depreciation on futures contracts	784,031	2,259,165
Payable for:
Distributions	524,724	—
Investments purchased	7,953,496	—
Accrued expenses:
Conversion	54,759	74,106
Management fees	89,572	91,477
Independent Committee fees	10,022	10,926
Professional fees	262,567	309,773
Other	122,355	84,301

Total liabilities	10,171,043	3,269,520

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,047,040 shares issued and outstanding at March 31, 2016 and December 31, 2015	217,646,428	217,646,428
Accumulated undistributed earnings (deficit)	(133,502,291)	(132,014,887)

Total shareholders’ capital (Net assets)	84,144,137	85,631,541

Total liabilities and shareholders’ capital	$94,315,180	$88,901,061

Net assets	$84,144,137	$85,631,541

Shares outstanding	9,047,040	9,047,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$9.30	$9.47

Market value per share outstanding	$8.91	$9.02

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest	$57,750	$25,959

Total investment income	57,750	25,959

Expenses:
Management fees	255,978	363,800
Brokerage commissions	27,861	33,568
Custodian fees and expenses	19,671	26,640
Independent Committee fees and expenses	9,118	11,455
Professional fees	111,969	123,017
Shareholder reporting expenses	28,899	34,551
Other expenses	6,983	6,078

Total expenses	460,479	599,109

Net investment income (loss)	(402,729)	(573,150)

Net realized gain (loss) from:
Short-term investments	101	1,145
Futures contracts	(2,621,452)	(15,565,740)
Call options written	1,198,143	1,834,913
Change in net unrealized appreciation (depreciation) of:
Short-term investments	43,030	4,555
Futures contracts	1,872,712	8,176,470
Call options written	(3,037)	(178,288)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	489,497	(5,726,945)

Net income (loss)	$86,768	$(6,300,095)

Net income (loss) per weighted-average share	$0.01	$(0.70)
Weighted-average shares outstanding	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Three Months Ended March 31, 2016 (Unaudited) and the Year Ended December 31, 2015

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Shareholders’ capital—beginning of period	$85,631,541	$123,198,004
Repurchase of shares	—	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(402,729)	(2,382,074)
Net realized gain (loss) from:
Short-term investments	101	79
Futures contracts	(2,621,452)	(40,931,647)
Call options written	1,198,143	5,739,221
Change in net unrealized appreciation (depreciation) of:
Short-term investments	43,030	(30,540)
Futures contracts	1,872,712	10,208,143
Call options written	(3,037)	(462,171)

Net income (loss)	86,768	(27,858,989)

Distributions to shareholders	(1,574,172)	(9,707,474)

Shareholders’ capital—end of period	$84,144,137	$85,631,541

Shares—beginning of period	9,047,040	9,047,040
Repurchase of shares	—	—

Shares—end of period	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2016 and March 31, 2015

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$86,768	$(6,300,095)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(17,697,035)	(5,986,236)
Proceeds from sales and maturities of U.S. government and agency obligations	16,498,823	23,999,877
Proceeds from (purchases of) repurchase agreements, net	(9,681,643)	(420,347)
Premiums received for call options written	1,267,141	1,774,828
Cash paid for call options written	(142,290)	(182,986)
Amortization (accretion) of short-term investments	(51,692)	(25,959)
(Increase) decrease in:
Deposits with brokers	5,958,137	(768,388)
Other assets	—	(11,301)
Increase (decrease) in:
Payable for investments purchased	7,953,496	—
Accrued conversion expenses	(19,347)	—
Accrued management fees	(1,905)	(15,153)
Accrued Independent Committee fees	(904)	(824)
Accrued professional fees	(47,206)	—
Other accrued expenses	38,054	(116,661)
Net realized (gain) loss from:
Short-term investments	(101)	(1,145)
Call options written	(1,198,143)	(1,834,913)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(43,030)	(4,555)
Futures contracts	(1,872,712)	(8,176,470)
Call options written	3,037	178,288

Net cash provided by (used in) operating activities	1,049,448	2,107,960

Cash flows from financing activities:
Cash distributions paid to shareholders	(1,049,448)	(2,107,960)

Net cash provided by (used in) financing activities	(1,049,448)	(2,107,960)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2016

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

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On June 30, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. As of March 31, 2016 the Conversion remains subject to the receipt of regulatory approvals.

On March 2, 2016, the Fund announced an update on the expected time frame for the Conversion. Assuming receipt of regulatory approvals, the Conversion is expected to be completed in the second quarter of 2016. The Conversion requires regulatory clearance, including the adoption of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. The Fund has been working with the NYSE MKT, which has initiated the rule making process for the new rule, which will ultimately require approval by the SEC. There can be no assurance that such clearance will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

1. Organization (Continued)

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are subsidiaries of Nuveen Investments, Inc. (“Nuveen Investments”). Nuveen Investments is a subsidiary of TIAA Global Asset Management.

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

The accompanying unaudited financial statements were prepared in accordance with U.S. GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

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

The average number of futures contracts outstanding during the three months ended March 31, 2016 and year ended December 31, 2015 was as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Average number of futures contracts outstanding*	2,206	2,432

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the three months ended March 31, 2016 and year ended December 31, 2015, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the three months ended March 31, 2016 and year ended December 31, 2015. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as this is the performance expected from the counterparty.

Transactions in call options written during the three months ended March 31, 2016 and year ended December 31, 2015 were as follows:

	Three Months Ended March 31, 2016		Year Ended December 31, 2015
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,098	$633,387	1,257	$952,693
Options written	2,098	1,267,141	11,246	6,566,423
Options terminated in closing purchase transactions	(1,147)	(636,489)	(6,402)	(3,978,394)
Options expired	(639)	(377,211)	(4,217)	(2,400,362)
Options exercised	(360)	(326,733)	(786)	(506,973)

Outstanding, end of the period	1,050	$560,095	1,098	$633,387

The average number of call options written outstanding during the three months ended March 31, 2016 and year ended December 31, 2015 was as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Average number of call options written outstanding*	1,074	1,183

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of March 31, 2016 and December 31, 2015, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

Repurchase Agreements

In connection with transactions in repurchase agreements, it is the Fund’s policy that its custodian take possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

repurchase transaction, including accrued interest, at all times. If the counterparty defaults, and the fair value of the collateral declines, realization of the collateral may be delayed or limited.

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of March 31, 2016 and December 31, 2015, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	March 31, 2016
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$10,769,892	$(10,769,892)	$—

	December 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,088,249	$(1,088,249)	$—

*	As of March 31, 2016 and December 31, 2015, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of March 31, 2016 and December 31, 2015 was $10,987,865 and $1,111,113, respectively.

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

Investment Valuation

Commodity futures contracts and options on commodity futures contracts which are traded on an exchange are valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. OTC commodity futures and forward contracts and options on commodity futures and forward contracts which are not traded on an exchange are valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager determines a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the priority of the significant inputs.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$71,293,332	$—	$71,293,332
Repurchase Agreements	—	10,769,892	—	10,769,892
Investments in Derivatives:
Futures Contracts*	1,243,222	—	—	1,243,222
Call Options Written**	(283,004)	(86,513)	—	(369,517)

Total	$960,218	$81,976,711	$—	$82,936,929

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

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

March 31, 2016

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

Expense Recognition

All expenses of the Fund are recognized on an accrual basis. The Fund pays all costs and expenses of its operations, including brokerage expenses, custody fees, transfer agent expenses, professional fees, expenses of preparing, printing and distributing reports, notices, information statements, proxy statements, reports to governmental agencies, and taxes, if any.

In connection with the Conversion described previously, the Fund has incurred certain costs and expenses. Such amounts are recognized as a component of “Accrued conversion expenses” on the Statements of Financial Condition and “Conversion expenses” on the Statements of Operations, when applicable.

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

March 31, 2016

2. Summary of Significant Accounting Policies (Continued)

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of March 31, 2016 and December 31, 2015, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

March 31, 2016

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of March 31, 2016 and December 31, 2015, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		March 31, 2016 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,027,253	Unrealized depreciation on futures contracts	$784,031
Commodity	Options	—	—	Call options written, at value	369,517
Total			$2,027,253		$1,153,548

		December 31, 2015 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,629,675	Unrealized depreciation on futures contracts	$2,259,165
Commodity	Options	—	—	Call options written, at value	439,772
Total			$1,629,675		$2,698,937

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the three months ended March 31, 2016 and March 31, 2015, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net realized gain (loss) from:
Futures contracts	$(2,621,452)	$(15,565,740)
Call options written	1,198,143	1,834,913
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$1,872,712	$8,176,470
Call options written	(3,037)	(178,288)

4. Related Parties

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are considered to be related parties to the Fund.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

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

The Fund did not have any transactions in share repurchases during the three months ended March 31, 2016 and year ended December 31, 2015.

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three months ended March 31, 2016 and March 31, 2015. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and are annualized for periods less than a full fiscal year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

March 31, 2016

6. Financial Highlights (continued)

	Three Months Ended March 31,
	2016	2015
Net Asset Value:
Net asset value per share—beginning of period	$9.47	$13.62
Net investment income (loss)	(0.04)	(0.06)
Net realized and unrealized gain (loss)	0.04	(0.63)
Distributions	(0.17)	(0.34)

Net asset value per share—end of period	$9.30	$12.59

Market Value:
Market value per share—beginning of period	$9.02	$12.83

Market value per share—end of period	$8.91	$11.90

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.96)%	(1.97)%

Expenses	2.24%	2.06%

Total Returns:(b)
Based on Net Asset Value	0.09%	(5.13)%

Based on Market Value	0.77%	(4.66)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On June 30, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. As of March 31, 2016 the Conversion remains subject to the receipt of regulatory approvals.

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

On March 2, 2016, the Fund announced an update on the expected time frame for the Conversion. Assuming receipt of regulatory approvals, the Conversion is expected to be completed in the second quarter of 2016. The Conversion requires regulatory clearance, including the adoption of a new exchange rule pursuant to which the

Fund’s shares will trade following the Conversion. The Fund has been working with the NYSE MKT, which has initiated the rule making process for the new rule, which will ultimately require approval by the SEC. There can be no assurance that such clearance will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame.

The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of the 1940 Act. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Results of Operations

The Quarter Ended March 31, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $8.91 on the close of business on March 31, 2016. This represents a decrease of 1.22% in share price (not including an assumed reinvestment of distributions) from the $9.02 price at which the shares of the Fund traded on the close of business on December 31, 2015. The high and low intra-day share prices for the quarter were $9.16 (March 21, 2016) and $7.88 (January 20, 2016), respectively. During the quarter, the Fund declared distributions totaling $0.174 per share to shareholders, of which $0.058 was paid on April 1, 2016. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 0.77%. At March 31, 2016, shares of the Fund traded at a 4.19% discount to the Fund’s net asset value of $9.30 per share.

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

The Quarter Ended March 31, 2016 – Net Assets of the Fund

The Fund’s net assets decreased from $85.6 million at December 31, 2015, to $84.1 million at March 31, 2016, a decrease of $1.5 million. The decrease in the Fund’s net assets was due to $1.6 million of distributions to shareholders, offset by net income of $0.1 million.

The Fund generated net income of $0.1 million for the quarter ended March 31, 2016, resulting from interest income of $0.1 million and change in net unrealized appreciation of $1.9 million, offset by expenses of $0.5 million and net realized losses of $1.4 million.

During the quarter ended March 31, 2016, the Fund’s collateral investments generated interest income of $57,750, which represents 0.07% of average net assets for the quarter ended March 31, 2016.

The net asset value per share on March 31, 2016, was $9.30. This represents a decrease of 1.80% in net asset value per share (not including an assumed reinvestment of distributions) from the $9.47 net asset value per share as of December 31, 2015. During the quarter, the Fund declared distributions totaling $0.174 per share to shareholders, of which $0.058 was paid on April 1, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 0.09% for the quarter ended March 31, 2016.

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

The Quarter Ended March 31, 2016 – Overall Commodity Market Commentary

After a volatile start, the broad commodity market, as measured by the BCOM, ended with a slight gain for the first quarter of 2016. In early January, worldwide financial market turmoil sent global equity and commodity prices tumbling. Risk aversion intensified as the World Bank downgraded its global growth forecast, persistent global supply gluts pushed crude oil prices below $30 per barrel, and concerns about how quickly the U.S. Federal Reserve (the “Fed”) intended to raise short-term interest rates. The Bank of Japan added to the turmoil in the markets with its surprise decision in January to join Europe in adopting a negative interest rate policy.

However, later in February, the commodity market began to rebound. Investor sentiment improved amid signals that fewer-than-expected Fed rate increases were likely in 2016 and speculation that members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia might agree to a production freeze at an upcoming April meeting. With the Fed’s more dovish tone, the U.S. dollar weakened appreciably relative to major world currencies, including those of emerging markets, which provided an additional tailwind to commodity prices.

Weather continued to influence commodities, as El Niño-induced droughts bolstered soybean oil and sugar prices, in particular, during the quarter. However, the El Niño pattern is now waning and investors are monitoring forecasts for a 2016 La Niña weather phenomenon, which produces the opposite effects. Additionally during the quarter, terrorist attacks at Belgium’s Brussels airport and transit system, an Ivory Coast beach and a Nigerian oil pipeline disrupted financial markets, although the impact on commodity markets of these attacks was temporary.

The fundamental outlook for many commodities continued to be challenging. Notably, crude oil, natural gas, corn, copper and nickel remained in oversupply conditions, which pressured prices for those commodities during the quarter. The BCOM as a whole gained 0.4% for the quarter, buoyed by a double-digit return in gold. As gold reasserted its role as a favored “safe haven” asset in times of uncertainty, the precious metals group was by far the best-performing sector, rising 15.2% for the quarter. In contrast, despite a March rally, the energy group stayed in negative territory for the quarter overall, down 9.4%, and was the weakest performer in the BCOM. Returns in foods and fibers, as grouped by Gresham, were down 1.1%, livestock was up 1.1%, agriculture was up 1.4%, and industrial metals posted a gain of 2.2%.

The Quarter Ended March 31, 2015 – Overall Commodity Market Commentary

The broad commodity market, as measured by the BCOM, fell 5.9% for the three-month period, with all commodity groups except precious metals ending the period lower.

The largest group by weight, energy commodities represented 33.2% of the BCOM at the end of the period. All energy commodities except unleaded gasoline traded lower over the period, collectively down 8.2%. Crude oil continued to reel from the OPEC decision at year-end to maintain production levels despite falling prices, as well as expectations for weakening global demand amid a strong U.S. dollar and weak economic data in China and Europe. Natural gas prices also suffered amid plentiful supply as a result of record production and softer demand expectations driven by mild weather forecasts. Unleaded gas and heating oil fared slightly better, as a U.S. refinery strike in February and cold weather hampered refining capacity. Lower gas prices also bolstered consumer demand in the U.S., China and India.

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

The Quarter Ended March 31, 2016 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio was up 0.6% for the three-month period, before considering the expenses of the Fund or the performance of its collateral portfolio. The overall commodities market, as measured by the BCOM, rose 0.4%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio, and assumes reinvestment of the Fund’s distributions, was 0.09%.

The Fund writes – that is, sells – covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham generally sells exchange-traded commodity call options on up to 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return.

During the quarter the Fund’s option-writing activity added to performance for the period. Although premiums collected on call options helped manage the Fund’s volatility, as measured by the standard deviation of return, for the quarter the Fund’s standard deviation was slightly higher than the BCOM’s. Commodity prices were especially volatile at the beginning of the period, and the Fund held higher weightings than the BCOM in some of the more volatile commodities, such as crude oil and industrial metals, which resulted in the Fund’s standard deviation for the quarter being slightly higher than the BCOM’s.

At the commodity group level, the largest contributor to the Fund’s outperformance relative to the BCOM was the energy group, with smaller relative gains provided by the industrial metals group. The precious metals group was the chief detractor from the Fund’s relative performance, while the Fund’s agriculture, livestock, and foods and fibers positions had a neutral or slightly negative impact on relative returns. Also, in early January, the Fund’s target weights were rebalanced. No commodities were added to or removed from the portfolio.

Within the energy group, the Fund’s outperformance relative to the BCOM was mainly driven by its underweight in natural gas. Natural gas was the weakest-performing commodity in the energy group and the BCOM overall, as prices continued to be pressured by unseasonal warm weather, ample storage and high production levels. The Fund also benefited from its position in crude oil, which outpaced the BCOM’s position. Early in the year, crude oil prices continued to decline on oversupply concerns and global macroeconomic woes but recovered beginning in late February amid evidence of slowing U.S. production levels and anticipation that key producers might agree to a production freeze at an April meeting in Doha, Qatar. The Fund sold call options on crude oil and unleaded gasoline that went in-the-money as prices for these commodities rose later in the quarter, and the options contracts were exercised. This reduced the Fund’s participation in the petroleum complex rally. However, the heightened price volatility in WTI crude oil contracts during the quarter helped the Fund gain higher premiums on options sold on those contracts, which improved performance.

In industrial metals, the Fund’s overweight position was advantageous to relative returns. The Fund’s underweight in zinc, which rallied in the broad market on expectations of tightening supplies, slightly hurt relative performance but was more than offset by a positive contribution from the Fund’s overweight copper position. Copper prices declined early in the quarter on oversupply fears but weakness in the U.S. dollar later in the quarter helped prices rebound.

The precious metals group was the main detractor from relative performance during the quarter. During the quarter, gold and silver benefited from robust investor demand due to being perceived as “safe haven” assets, as well as weakness in the U.S. dollar. The Fund held a lower weighting than the BCOM in the group, which dampened relative returns. Additionally, gold options written by the Fund went in-the-money and were exercised in March, keeping the Fund from fully participating in gold’s price appreciation during the quarter.

In the agriculture group, the Fund’s underweight in soybean oil detracted from relative performance. El Niño-induced drought continued to hurt palm oil crops, driving prices higher across all vegetable oils, including soybean oil. In addition, a portion of the soybean oil options contracts sold by the Fund were exercised during the quarter when prices were rising, which limited the Fund’s full participation in the rally. However, a positive contribution from an underweight in corn, which saw falling prices due to oversupply concerns, helped to partially mitigate those relative losses.

The livestock group also delivered mixed results for the quarter. The Fund’s greater exposure to live cattle and feeder cattle dampened relative performance, as herd rebuilding in the U.S. and weakening beef demand weighed on prices. Conversely, the Fund’s lean hogs exposure added to relative performance. Lean hogs prices rose during the quarter due to supply disruptions and stronger demand. However, lean hogs call options sold by the Fund went in-the-money and were exercised, tempering the Fund’s gain from the price increase.

In foods and fibers commodities, as grouped by Gresham, the Fund’s positions in sugar and white sugar aided relative performance, while its cocoa position was detrimental. White sugar and cocoa are not represented in the BCOM. Sugar rallied on expectations of a global production deficit, rising demand for sugar-based ethanol, and favorable currency movements. However, the performance of the Fund’s sugar position was slightly diminished by the exercise of a portion of the Fund’s call options position in February. Cocoa performed poorly amid aggressive selling by investors holding long positions and concerns about waning global demand for chocolate.

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

Fund Total Returns

The following table presents selected total returns for the Fund and BCOM as of March 31, 2016. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of March 31, 2016
	Cumulative	Average Annual
	3 Months	1 Year	5 Year	Since Inception
Market Value	0.77%	-18.29%	-12.54%	-9.51%
Net Asset Value	0.09%	-19.70%	-12.86%	-8.60%
BCOM	0.42%	-19.56%	-14.15%	-9.82%

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of March 31, 2016. The table below serves as a guide to how the composition and weightings of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark, as of March 31, 2016.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	19.50%	16.01%
	Heating Oil	6.01%	3.90%
	Natural Gas	5.55%	6.81%
	Unleaded Gas	3.54%	4.28%

		34.60%	31.00%

Industrial Metals	Copper	8.31%	7.52%
	Aluminum	5.39%	4.44%
	Zinc	1.78%	2.79%
	Nickel	1.69%	2.19%
	Lead	0.81%	0.00%

		17.98%	16.94%

Agriculturals	Soybean	5.20%	5.66%
	Corn	3.73%	6.89%
	Wheat	3.73%	4.33%
	Soybean Meal	2.38%	2.70%
	Soybean Oil	1.25%	3.07%

		16.29%	22.65%

Precious Metals	Gold	8.97%	12.13%
	Silver	2.48%	4.39%
	Platinum	0.70%	0.00%
	Palladium	0.54%	0.00%

		12.69%	16.52%

Livestock	Live Cattle	6.79%	3.05%
	Lean Hogs	2.54%	2.58%
	Feeder Cattle	2.03%	0.00%

		11.36%	5.63%

Foods and Fibers	Sugar	2.52%	3.63%
	Coffee	2.18%	2.30%
	Cotton	1.43%	1.33%
	Cocoa	0.95%	0.00%

		7.08%	7.26%

Total		100.00%	100.00%

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the three months ended March 31, 2016.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of March 31, 2016. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of March 31, 2016, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	June 2016	146	$40.3300	1,000	$5,888,180
	ICE Brent Crude Oil Futures Contract	Long	July 2016	109	40.7700	1,000	4,443,930
	NYMEX Crude Oil Futures Contract	Long	May 2016	107	38.3400	1,000	4,102,380
	NYMEX Crude Oil Futures Contract	Long	July 2016	48	40.6900	1,000	1,953,120
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	May 2016	70	358.5000	100	2,509,500
	NYMEX NY Harbor ULSD Futures Contract	Long	May 2016	51	1.1855	42,000	2,539,341
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	May 2016	170	1.9590	10,000	3,330,300
	NYMEX Natural Gas Futures Contract	Long	July 2016	62	2.1530	10,000	1,334,860
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	May 2016	49	1.4467	42,000	2,977,309
Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	May 2016	21	2.1830	25,000	1,146,075
	LME Copper Futures Contract	Long	April 2016	35	4,872.5000	25	4,263,438
	LME Copper Futures Contract	Short	April 2016	3	4,872.5000	25	(365,438)
	LME Copper Futures Contract	Long	May 2016	16	4,858.0000	25	1,943,400
	Aluminum
	LME Primary Aluminum Futures Contract	Long	April 2016	120	1,508.7500	25	4,526,250
	Zinc
	LME Zinc Futures Contract	Long	April 2016	36	1,810.7500	25	1,629,675
	LME Zinc Futures Contract	Short	April 2016	3	1,810.7467	25	(135,806)
	Nickel
	LME Nickel Futures Contract	Long	April 2016	28	8,457.0000	6	1,420,776
	Lead
	LME Lead Futures Contract	Long	April 2016	18	1,698.7500	25	764,437
	LME Lead Futures Contract	Short	April 2016	2	1,698.7500	25	(84,938)

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	May 2016	96	$9.1075	5,000	$4,371,600
	Corn
	CBOT Corn Futures Contract	Long	May 2016	138	3.5150	5,000	2,425,350
	CBOT Corn Futures Contract	Long	July 2016	40	3.5575	5,000	711,500
	Wheat
	CBOT Wheat Futures Contract	Long	May 2016	66	4.7350	5,000	1,562,550
	KCBT Wheat Futures Contract	Long	May 2016	66	4.7625	5,000	1,571,625
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	May 2016	74	270.3000	100	2,000,220
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	May 2016	51	0.3422	60,000	1,047,132
Precious Metals	Gold
	CEC Gold Futures Contract	Long	June 2016	61	1,235.6000	100	7,537,160
	Silver
	CEC Silver Futures Contract	Long	May 2016	27	15.4640	5,000	2,087,640
	Platinum
	NYMEX Platinum Futures Contract	Long	July 2016	12	977.5000	50	586,500
	Palladium
	NYMEX Palladium Futures Contract	Long	June 2016	8	564.0000	100	451,200
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	April 2016	70	1.3293	40,000	3,721,900
	CME Live Cattle Futures Contract	Long	June 2016	40	1.2403	40,000	1,984,400
	Lean Hogs
	CME Lean Hog Futures Contract	Long	April 2016	46	0.6835	40,000	1,257,640
	CME Lean Hog Futures Contract	Long	June 2016	27	0.8085	40,000	873,180
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	May 2016	16	1.5525	50,000	1,242,000
	CME Feeder Cattle Futures Contract	Long	August 2016	6	1.5508	50,000	465,225
Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	May 2016	113	0.1535	112,000	1,942,696
	ICE White Sugar Futures Contract	Long	May 2016	5	444.7000	50	111,175
	ICE White Sugar Futures Contract	Long	August 2016	3	440.2000	50	66,030
	Coffee
	ICE Coffee C Futures Contract	Long	May 2016	33	1.2745	37,500	1,577,194
	LIFFE Coffee Robusta Futures Contract	Long	May 2016	17	1,501.0000	10	255,170
	Cotton
	ICE Cotton Futures Contract	Long	May 2016	36	0.5844	50,000	1,051,920
	ICE Cotton Futures Contract	Long	July 2016	5	0.5831	50,000	145,775
	Cocoa
	ICE Cocoa Futures Contract	Long	May 2016	14	2,950.0000	10	413,000
	ICE Cocoa Futures Contract	Long	July 2016	13	2,959.0000	10	384,670

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	June 2016	(127)	$45.00	$(41,910)
	NYMEX Crude Oil Futures Options	April 2016	(77)	43.00	(10,010)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	April 2016	(51)	130.00	(22,919)
	Natural Gas
	NYMEX Natural Gas Futures Options	April 2016	(116)	2.10	(48,720)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	April 2016	(25)	164.00	(9,030)
Industrial Metals	Copper
	LME Copper Futures Options	April 2016	(29)	4,800.00	(73,841)
	Aluminum
	LME Primary Aluminum Futures Options	April 2016	(60)	1,600.00	(105)
	Zinc
	LME Zinc Futures Options	April 2016	(16)	1,800.00	(12,264)
	Nickel
	LME Nickel Futures Options	April 2016	(14)	9,200.00	(301)
	Lead
	LME Lead Futures Options	April 2016	(8)	1,900.00	(2)
Agriculturals	Soybean
	CBOT Soybean Futures Options	April 2016	(48)	930.00	(10,500)
	Corn
	CBOT Corn Futures Options	April 2016	(89)	395.00	(1,113)
	Wheat
	CBOT Wheat Futures Options	April 2016	(33)	495.00	(8,044)
	CBOT Wheat Futures Options	April 2016	(33)	500.00	(5,981)
	Soybean Meal
	CBOT Soybean Meal Futures Options	April 2016	(37)	290.00	(2,220)
	Soybean Oil
	CBOT Soybean Oil Futures Options	April 2016	(25)	34.00	(11,550)
Precious Metals	Gold
	COMEX Gold Futures Options	May 2016	(30)	1,320.00	(25,500)
	Silver
	CEC Silver Futures Options	April 2016	(13)	16.75	(4,875)
Livestock	Live Cattle
	CME Live Cattle Futures Options	April 2016	(69)	142.00	(690)
	Lean Hogs
	CME Lean Hogs Futures Options	April 2016	(37)	74.00	(370)
Foods and Fibers	Sugar
	ICE Sugar Futures Options	April 2016	(61)	14.50	(66,271)
	Coffee
	ICE Coffee C Futures Options	April 2016	(19)	130.00	(9,191)
	Cotton
	ICE Cotton Futures Options	April 2016	(20)	64.00	(600)
	Cocoa
	ICE Cocoa Futures Options	June 2016	(13)	3,250.00	(3,510)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of March 31, 2016, the Fund held U.S. Treasury bills worth $71,293,332 with a total par value of $71,420,000 and a repurchase agreement worth $10,769,892.

Qualitative Disclosure

The Fund’s primary trading risk exposure is commodity price risk, which affects the futures contracts and options on futures contracts in which the Fund invests. There are numerous uncertainties, contingencies and risks associated with these investments (as discussed in Part I—Item 1A. Risk Factors in the Fund’s annual report on Form 10-K for the year ended December 31, 2015 and Part II—Item 1A. Risk Factors in the Fund’s subsequent quarterly reports on Form 10-Q, filed with the SEC) which include, but are not limited to, government interventions, defaults and expropriations, adverse weather conditions, commodity supply factors, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, and increased regulation. Investors may lose all or substantially all of their investment in the Fund.

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

There have been no changes to the Risk Factors since last reported on Part I, Item 1A of the Fund’s annual report on Form 10-K dated December 31, 2015, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) The Fund did not issue new shares within the three month period ended on March 31, 2016.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase an aggregate of up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). During the three month period ended March 31, 2016, the Fund did not repurchase any shares. A cumulative total of 220,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on May 9, 2016.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) May 9, 2016

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) May 9, 2016