Form 10-Q
period 2016-06-30
Nuveen Diversified Commodity Fund
filed 2016-08-04
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, the registrant had 9,047,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Schedule of Investments at June 30, 2016 (Unaudited)	3

	Statements of Financial Condition at June 30, 2016 (Unaudited) and December 31, 2015	9

	Statements of Operations (Unaudited) for the three months ended June 30, 2016 and June 30, 2015 and the six months ended June 30, 2016 and June 30, 2015	10

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2016 (Unaudited) and the year ended December 31, 2015	11

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and June 30, 2015	12

	Notes to Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2016

Investments

Principal Amount (000)	Description	Coupon/ Yield	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$14,000	U.S. Treasury Bills	0.000%	7/21/16	Aaa	$13,998,586
20,000	U.S. Treasury Bills	0.000%	9/15/16	Aaa	19,990,860
10,500	U.S. Treasury Bills	0.000%	9/22/16	Aaa	10,494,162
3,500	U.S. Treasury Bills	0.000%	11/10/16	Aaa	3,496,728
500	U.S. Treasury Bills	0.000%	12/08/16	Aaa	499,352
2,000	U.S. Treasury Bills	0.000%	1/05/17	Aaa	1,996,404
2,500	U.S. Treasury Bills	0.000%	2/02/17	Aaa	2,494,780
5,300	U.S. Treasury Bills	0.000%	3/02/17	Aaa	5,285,981
8,000	U.S. Treasury Bills	0.000%	3/30/17	Aaa	7,975,864
19,000	U.S. Treasury Bills	0.000%	4/27/17	Aaa	18,936,160

$85,300	Total U.S. Government and Agency Obligations (cost $85,117,861)				$85,168,877

	Repurchase Agreements
$6,336	Repurchase Agreement with State Street Bank, dated 6/30/16, repurchase price $6,335,762, collateralized by $6,055,000 U.S. Treasury Notes, 2.250%, due 7/31/21, value $6,467,249	0.030%	7/01/16	N/A	$ 6,335,757

	Total Repurchase Agreements (cost $6,335,757)				$ 6,335,757

	Total Short-Term Investments (cost $91,453,618)				$91,504,634

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	September 2016	197	$9,792,870	$ 366,140
	NYMEX Crude Oil Futures Contract	Long	August 2016	87	4,204,710	(42,600)
	NYMEX Crude Oil Futures Contract	Long	September 2016	88	4,312,880	(19,930)

	Total Crude Oil					303,610

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	August 2016	64	2,856,000	11,258
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2016	45	2,813,643	(37,611)

	Total Heating Oil					(26,353)

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2016	95	2,777,800	172,900
	NYMEX Natural Gas Futures Contract	Long	September 2016	95	2,772,100	284,990

	Total Natural Gas					457,890

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2016	27	1,702,474	(92,886)
	NYMEX Gasoline RBOB Futures Contract	Long	September 2016	19	1,202,905	(48,247)

	Total Unleaded Gas					(141,133)

	Total Energy					594,014

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	September 2016	25	$ 1,372,187	$ 91,213
	LME Copper Futures Contract	Long	July 2016	16	1,936,700	(51,000)
	LME Copper Futures Contract	Long	August 2016	43	5,210,525	286,288
	LME Copper Futures Contract	Long	September 2016	14	1,696,800	77,175
	LME Copper Futures Contract	Short	July 2016	16	(1,936,700)	(92,200)

	Total Copper					311,476

	Aluminum
	LME Primary Aluminum Futures Contract	Long	August 2016	114	4,696,800	270,038
	LME Primary Aluminum Futures Contract	Short	August 2016	3	(123,600)	(3,275)

	Total Aluminum					266,763

	Zinc
	LME Zinc Futures Contract	Long	August 2016	31	1,630,988	151,674

	Nickel
	LME Nickel Futures Contract	Long	August 2016	27	1,527,012	172,773

	Lead
	LME Lead Futures Contract	Long	August 2016	20	893,875	51,400
	LME Lead Futures Contract	Short	August 2016	1	(44,694)	(1,319)

	Total Lead					50,081

	Total Industrial Metals					952,767

Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	November 2016	91	5,247,288	170,425

	Corn
	CBOT Corn Futures Contract	Long	September 2016	164	2,997,100	(253,975)

	Wheat
	CBOT Wheat Futures Contract	Long	September 2016	44	980,100	(57,399)
	KCBT Wheat Futures Contract	Long	September 2016	79	1,668,875	(119,013)

	Total Wheat					(176,412)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2016	48	1,924,800	110,530

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2016	88	1,693,296	(30,966)

	Total Agriculturals					(180,398)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2016	63	8,319,780	599,256

	Silver
	CEC Silver Futures Contract	Long	September 2016	28	2,607,220	133,720

	Platinum
	NYMEX Platinum Futures Contract	Long	October 2016	12	614,580	12,045

	Palladium
	NYMEX Palladium Futures Contract	Long	September 2016	7	418,145	5,310

	Total Precious Metals					750,331

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2016	115	$ 5,281,950	$ (190,611)

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	August 2016	47	1,565,570	(40,300)
	CME Lean Hogs Futures Contract	Long	October 2016	16	458,880	(150)

	Total Lean Hogs					(40,450)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2016	20	1,443,000	(101,275)

	Total Livestock					(332,336)

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	October 2016	105	2,390,808	103,153
	ICE White Sugar Futures Contract	Long	August 2016	8	221,000	47,915

	Total Sugar					151,068

	Coffee
	ICE Coffee C Futures Contract	Long	September 2016	32	1,747,800	31,575
	LIFFE Coffee Robusta Futures Contract	Long	September 2016	16	274,720	8,480

	Total Coffee					40,055

	Cotton
	ICE Cotton Futures Contract	Long	December 2016	38	1,219,230	(14,784)

	Cocoa
	ICE Cocoa Futures Contract	Long	September 2016	30	888,900	(13,110)

	Total Foods and Fibers					163,229

	Total Futures Contracts outstanding			2,038	$91,258,317	$1,947,607

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	September 2016	(98)	$51.50	$(105,840)
	NYMEX Crude Oil Futures Options	July 2016	(87)	52.50	(18,270)

	Total Crude Oil				(124,110)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2016	(45)	168.00	(8,127)

	Natural Gas
	NYMEX Natural Gas Futures Options	July 2016	(95)	2.95	(102,600)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2016	(23)	176.00	(2,705)

	Total Energy				(237,542)

Industrial Metals	Copper
	LME Copper Futures Options(5)	August 2016	(35)	4,950.00	(65,118)

	Aluminum
	LME Primary Aluminum Futures Options(5)	August 2016	(56)	1,650.00	(47,404)

	Zinc
	LME Zinc Futures Options(5)	August 2016	(16)	2,000.00	(54,144)

	Nickel
	LME Nickel Futures Options(5)	August 2016	(14)	9,500.00	(26,069)

	Lead
	LME Lead Futures Options(5)	August 2016	(9)	1,800.00	(10,721)

	Total Industrial Metals				(203,456)

Agriculturals	Soybean
	CBOT Soybean Futures Options	October 2016	(45)	1,220.00	(99,844)

	Corn
	CBOT Corn Futures Options	August 2016	(82)	440.00	(12,300)

	Wheat
	CBOT Wheat Futures Options	August 2016	(22)	520.00	(3,712)
	CBOT Wheat Futures Options	August 2016	(39)	500.00	(5,119)

	Total Wheat				(8,831)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(24)	430.00	(47,280)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(44)	36.00	(13,464)

	Total Agriculturals				(181,719)

Precious Metals	Gold
	COMEX Gold Futures Options	July 2016	(32)	1,325.00	(65,600)

	Silver
	CEC Silver Futures Options	August 2016	(14)	19.25	(35,980)

	Total Precious Metals				(101,580)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value

Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2016	(73)	$125.00	$ (10,950)

	Lean Hogs
	CME Lean Hogs Futures Options	August 2016	(31)	92.00	(1,550)

	Total Livestock				(12,500)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	September 2016	(57)	21.50	(59,371)

	Coffee
	ICE Coffee C Futures Options	August 2016	(19)	160.00	(22,586)

	Cotton
	ICE Cotton Futures Options	November 2016	(19)	71.00	(8,930)

	Cocoa
	ICE Cocoa Futures Options	August 2016	(15)	3,250.00	(1,350)

	Total Foods and Fibers				(92,237)

	Total Call Options Written outstanding
	(premiums received $680,319)		(994)		$(829,034)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

June 30, 2016

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $3,158,258 and $(1,210,651), respectively.
(5)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2—Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Short-term investments, at value: U.S. government and agency obligations (cost $85,117,861 and $70,029,645 respectively)	$85,168,877	$70,000,297
Repurchase agreements (cost approximates value)	6,335,757	1,088,249
Deposits with brokers	10,236,112	16,182,840
Unrealized appreciation on futures contracts	3,158,258	1,629,675

Total assets	$104,899,004	$88,901,061

LIABILITIES
Call options written, at value (premiums received $680,319 and $633,387, respectively)	$829,034	$439,772
Unrealized depreciation on futures contracts	1,210,651	2,259,165
Payable for:
Distributions	524,724	—
Investments purchased	10,494,723	—
Accrued expenses:
Conversion	79,282	74,106
Management fees	93,161	91,477
Independent Committee fees	10,169	10,926
Professional fees	224,672	309,773
Other	86,907	84,301

Total liabilities	13,553,323	3,269,520

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,047,040 shares issued and outstanding at June 30, 2016 and December 31, 2015	217,646,428	217,646,428
Accumulated undistributed earnings (deficit)	(126,300,747)	(132,014,887)

Total shareholders’ capital (Net assets)	91,345,681	85,631,541

Total liabilities and shareholders’ capital	$104,899,004	$88,901,061

Net assets	$91,345,681	$85,631,541

Shares outstanding	9,047,040	9,047,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$10.10	$9.47

Market value per share outstanding	$9.82	$9.02

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30, 2016 and June 30, 2015

and the Six Months Ended June 30, 2016 and June 30, 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest	$82,539	$35,852	$140,289	$61,811

Total Investment Income	82,539	35,852	140,289	61,811

Expenses:
Management fees	275,079	365,425	531,057	729,225
Brokerage commissions	29,137	34,409	56,998	67,977
Conversion expenses	—	98,779	—	98,779
Custodian fees and expenses	25,308	30,105	44,979	56,745
Independent Committee fees and expenses	10,619	11,846	19,737	23,301
Professional fees	101,134	106,720	213,103	229,737
Shareholder reporting expenses	22,879	25,451	51,778	60,002
Other expenses	(1,590)	8,514	5,393	14,592

Total expenses	462,566	681,249	923,045	1,280,358

Net investment income (loss)	(380,027)	(645,397)	(782,756)	(1,218,547)

Net realized gain (loss) from:
Short-term investments	—	—	101	1,145
Futures contracts	7,504,806	2,136,804	4,883,354	(13,428,936)
Options written	1,248,511	1,577,009	2,446,654	3,411,922
Change in net unrealized appreciation (depreciation) of:
Short-term investments	37,334	19,877	80,364	24,432
Futures contracts	704,385	2,092,904	2,577,097	10,269,374
Options written	(339,293)	(763,399)	(342,330)	(941,687)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	9,155,743	5,063,195	9,645,240	(663,750)

Net income (loss)	$8,775,716	$4,417,798	$8,862,484	$(1,882,297)

Net income (loss) per weighted-average share	$0.97	$0.49	$0.98	$(0.21)
Weighted-average shares outstanding	9,047,040	9,047,040	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Six Months Ended June 30, 2016 (Unaudited) and the Year Ended December 31, 2015

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Shareholders’ capital—beginning of period	$85,631,541	$123,198,004
Repurchase of shares	—	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(782,756)	(2,382,074)
Net realized gain (loss) from:
Short-term investments	101	79
Futures contracts	4,883,354	(40,931,647)
Call options written	2,446,654	5,739,221
Change in net unrealized appreciation (depreciation) of:
Short-term investments	80,364	(30,540)
Futures contracts	2,577,097	10,208,143
Call options written	(342,330)	(462,171)

Net income (loss)	8,862,484	(27,858,989)

Distributions to shareholders	(3,148,344)	(9,707,474)

Shareholders’ capital—end of period	$91,345,681	$85,631,541

Shares—beginning of period	9,047,040	9,047,040
Repurchase of shares	—	—

Shares—end of period	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2016 and June 30, 2015

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$8,862,484	$(1,882,297)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(73,080,491)	(55,991,676)
Proceeds from sales and maturities of U.S. government and agency obligations	58,118,823	77,199,877
Proceeds from (Purchases of) repurchase agreements, net	(5,247,508)	(6,340,623)
Premiums received for options written	2,812,600	3,450,692
Cash paid for options written	(319,014)	(255,864)
Amortization (Accretion) of short-term investments	(126,447)	(61,811)
(Increase) Decrease in:
Deposits with brokers	5,946,728	1,704,064
Other assets	—	(7,561)
Increase (Decrease) in:
Payable for investments purchased	10,494,723	—
Accrued conversion fees	5,176	—
Accrued management fees	1,684	(19,772)
Accrued professional fees	(85,101)	—
Accrued Independent Committee fees	(757)	(1,395)
Accrued other expenses	2,606	(124,953)
Net realized (gain) loss from:
Short-term investments	(101)	(1,145)
Options written	(2,446,654)	(3,411,922)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(80,364)	(24,432)
Futures contracts	(2,577,097)	(10,269,374)
Options written	342,330	941,687

Net cash provided by (used in) operating activities	2,623,620	4,903,495

Cash flows from financing activities:
Cash distributions paid to shareholders	(2,623,620)	(4,903,495)

Net cash provided by (used in) financing activities	(2,623,620)	(4,903,495)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2016

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

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On June 30, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion requires regulatory clearance, including SEC approval of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. On June 8, 2016, the Fund announced that the SEC had issued notice of the proposed new exchange rule, which was subsequently published in the Federal Register on June 13, 2016, and subject to a 45-day SEC review period. On July 28, 2016, the Fund announced that the SEC had extended the review period for the rule through September 9, 2016. If the SEC approves the proposed rule at the conclusion of this review period, the Fund intends to complete the Conversion as soon as practicable thereafter. There can be no assurance that SEC approval will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame. As of June 30, 2016, the Conversion remains subject to the receipt of regulatory approvals.

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

June 30, 2016

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

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

Futures Contracts

The Fund invests in commodity futures contracts. Upon execution of a futures contract, the Fund is obligated to deposit cash or eligible securities, also known as “initial margin,” into an account at its clearing broker. Generally investments in futures contracts also obligate the investor and the clearing broker to settle monies on a daily basis representing changes in the prior day’s “mark-to-market” of the open contracts. If the Fund has unrealized appreciation, the clearing broker would credit the Fund’s account with an amount equal to appreciation and conversely, if the Fund has unrealized depreciation, the clearing broker would debit the Fund’s account with an amount equal to depreciation. These daily cash settlements are also known as “variation margin.” In lieu of posting variation margin daily, the Fund has deposited cash with the clearing broker in an amount, generally representing approximately twice the required initial margin to cover the initial margin and the daily changes in the market value of its futures investments. Cash held by the clearing broker to cover both margin requirements on open futures contracts is recognized as “Deposits with brokers” on the Statements of Financial Condition.

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

The average number of futures contracts outstanding during the six months ended June 30, 2016 and the year ended December 31, 2015 was as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Average number of futures contracts outstanding*	2,150	2,432

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the six months ended June 30, 2016 and the year ended December 31, 2015. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as performance is expected from the counterparty.

Transactions in call options written during the six months ended June 30, 2016 and the year ended December 31, 2015, were as follows:

	Six Months Ended June 30, 2016		Year Ended December 31, 2015
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,098	$633,387	1,257	$952,693
Options written	4,525	2,812,600	11,246	6,566,423
Options terminated in closing purchase transactions	(2,334)	(1,325,587)	(6,402)	(3,978,394)
Options expired	(1,214)	(742,939)	(4,217)	(2,400,362)
Options exercised	(1,081)	(697,142)	(786)	(506,973)

Outstanding, end of the period	994	$680,319	1,098	$633,387

The average number of call options written outstanding during the six months ended June 30, 2016 and the year ended December 31, 2015 was as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Average number of call options written outstanding*	1,047	1,183

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of June 30, 2016 and December 31, 2015, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

Repurchase Agreements

In connection with transactions in repurchase agreements, it is the Fund’s policy that its custodian take possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

repurchase transaction, including accrued interest, at all times. If the counterparty defaults, and the fair value of the collateral declines, realization of the collateral may be delayed or limited.

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of June 30, 2016 and December 31, 2015, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	June 30, 2016
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$6,335,757	$(6,335,757)	$—

	December 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,088,249	$(1,088,249)	$—

*	As of June 30, 2016 and December 31, 2015, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of June 30, 2016 and December 31, 2015 was $6,467,249 and $1,111,113, respectively.

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

Investment Valuation

Commodity futures contracts and options on commodity futures contracts which are traded on an exchange are valued at the final settlement price or official closing price as determined by the principal exchange on which the instruments are traded as supplied by independent pricing services. These investments are generally classified as Level 1 for fair value measurement purposes. OTC commodity futures and forward contracts and options on commodity futures and forward contracts which are not traded on an exchange are valued, in order of hierarchy, by independent pricing services, price quotations obtained from counterparty broker-dealers, or through fair valuation methodologies as determined by the Manager. These investments are generally classified as Level 2. Additionally, events may occur after the close of the market, but prior to the determination of the Fund’s net asset value, that may affect the values of the Fund’s investments. In such circumstances, the Manager determines a fair valuation for such investments that in its opinion is reflective of fair market value. These investments are generally classified as Level 2 or Level 3 depending on the observability of the significant inputs.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$85,168,877	$—	$85,168,877
Repurchase Agreements	—	6,335,757	—	6,335,757
Investments in Derivatives:
Futures Contracts*	1,947,607	—	—	1,947,607
Call Options Written**	(625,578)	(203,456)	—	(829,034)

Total	$1,322,029	$91,301,178	$—	$92,623,207

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

2. Summary of Significant Accounting Policies (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$70,000,297	$—	$70,000,297
Repurchase Agreements	—	1,088,249	—	1,088,249
Investments in Derivatives:
Futures Contracts*	(629,490)	—	—	(629,490)
Call Options Written	(350,916)	(88,856)	—	(439,772)

Total	$(980,406)	$70,999,690	$—	$70,019,284

*	Represents the net unrealized appreciation (depreciation) on futures contracts as reported on the Statements of Financial Condition.
**	Refer to the Schedule of Investments for a breakdown of call options written classified as Level 2, which is comprised of the Fund’s call options written on the LME.

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

June 30, 2016

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

Expense Recognition

All expenses of the Fund are recognized on an accrual basis. The Fund pays all costs and expenses of its operations, including brokerage expenses, custody fees, transfer agent expenses, professional fees, expenses of preparing, printing and distributing reports, notices, information statements, proxy statements, reports to governmental agencies, and taxes, if any. Occasionally, the Fund may receive a refund or reduction for certain expenses previously incurred. When such events occur, the Fund may suspend or reverse an expense accrual, which in turn may result in a credit balance to that expense account recognized on the Statements of Operations.

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

June 30, 2016

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of June 30, 2016 and December 31, 2015, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

June 30, 2016

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of June 30, 2016 and December 31, 2015, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		June 30, 2016 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$3,158,258	Unrealized depreciation on futures contracts	$1,210,651
Commodity	Options	—	—	Call options written, at value	829,034
Total			$3,158,258		$2,039,685

		December 31, 2015 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,629,675	Unrealized depreciation on futures contracts	$2,259,165
Commodity	Options	—	—	Call options written, at value	439,772
Total			$1,629,675		$2,698,937

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the six months ended June 30, 2016 and June 30, 2015, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net realized gain (loss) from:
Futures contracts	$4,883,354	$(13,428,936)
Call options written	2,446,654	3,411,922
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$2,577,097	$10,269,374
Call options written	(342,330)	(941,687)

4. Related Parties

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are considered to be related parties to the Fund.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

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

The Fund did not have any transactions in share repurchases during the six months ended June 30, 2016 and the year ended December 31, 2015.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

June 30, 2016

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Asset Value:
Net asset value per share—beginning of period	$9.30	$12.59	$9.47	$13.62
Net investment income (loss)	(0.04)	(0.07)	(0.09)	(0.13)
Net realized and unrealized gain (loss)	1.01	0.55	1.07	(0.08)
Distributions	(0.17)	(0.31)	(0.35)	(0.65)

Net asset value per share—end of period	$10.10	$12.76	$10.10	$12.76

Market Value:
Market value per share—beginning of period	$8.91	$11.90	$9.02	$12.83

Market value per share—end of period	$9.82	$11.91	$9.82	$11.91

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.73)%	(2.21)%	(1.84)%	(2.09)%

Expenses	2.10%	2.33%	2.17%	2.19%

Total Returns:(b)
Based on Net Asset Value	10.51%	3.79%	10.62%	(1.54)%

Based on Market Value	12.24%	2.66%	13.12%	(2.12)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On June 30, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion requires regulatory clearance, including SEC approval of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. On June 8, 2016, the Fund announced that the SEC had issued notice of the proposed new exchange rule, which was subsequently published in the Federal Register on June 13, 2016, and subject to a 45-day SEC review period. On July 28, 2016, the Fund announced that the SEC had extended the review period for the rule through September 9, 2016. If the SEC approves the proposed rule at the conclusion of this review period, the Fund intends to complete the Conversion as soon as practicable thereafter. There can be no assurance that SEC approval will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame. As of June 30, 2016, the Conversion remains subject to the receipt of regulatory approvals.

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

Results of Operations

The Quarter Ended June 30, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $9.82 on the close of business on June 30, 2016. This represents an increase of 10.21% in share price (not including an assumed reinvestment of distributions) from the $8.91 price at which the shares of the Fund traded on the close of business on March 31, 2016. The high and low intra-day share prices for the quarter were $9.93 (June 10, 2016) and $8.52 (April 5, 2016), respectively. During the quarter, the Fund declared distributions totaling $0.174 per share to shareholders, of which $0.058 was paid on July 1, 2016. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was 12.24%. At June 30, 2016, shares of the Fund traded at a 2.77% discount to the Fund’s net asset value of $10.10 per share.

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

The Quarter Ended June 30, 2016 – Net Assets of the Fund

The Fund’s net assets increased from $84.1 million at March 31, 2016, to $91.3 million at June 30, 2016, an increase of $7.2 million. The increase in the Fund’s net assets was due to net income of $8.8 million offset by $1.6 million of distributions to shareholders.

The Fund generated net income of $8.8 million for the quarter ended June 30, 2016, resulting from interest income of $0.1 million, net realized gains of $8.8 million and change in net unrealized appreciation of $0.4 million, offset by expenses of $0.5 million.

During the quarter ended June 30, 2016, the Fund’s collateral investments generated interest income of $82,539, which represents 0.09% of average net assets for the quarter ended June 30, 2016.

The net asset value per share on June 30, 2016, was $10.10. This represents an increase of 8.60% in net asset value (not including an assumed reinvestment of distributions) from the $9.30 net asset value as of March 31, 2016. During the quarter, the Fund declared distributions totaling $0.174 per share to shareholders, of which $0.058 was paid on July 1, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 10.51% for the quarter ended June 30, 2016.

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

The Quarter Ended June 30, 2016 – Overall Commodity Market Commentary

The broad commodity market performed strongly in the second quarter of 2016, as measured by the Bloomberg Commodity Index (BCOM), supported by a favorable macro backdrop, improving fundamentals and bullish weather events. Currency fluctuations were a distinct theme in the second quarter. For most of the quarter, the U.S. Federal Reserve (the “Fed”) was expected to raise its target interest rate in June, providing support to the U.S. dollar. However, a disappointing jobs report in May and unease about the British vote to leave the European Union (commonly referred to as Brexit) took the potential June increase off the table, and the dollar retreated. All of the commodities traded in the Fund and BCOM are denominated in U.S. dollars, but the dollar weakening helped precious metals commodities to rally. The most dramatic currency swing was the British pound, which fell to a 31-year low versus the U.S. dollar after the British public voted on June 23 to leave the European Union. The yen, euro, Chinese yuan and other emerging market currencies were also volatile over the quarter.

The Fed left its benchmark interest rate unchanged at its June meeting. Although the June jobs report (released after the close of the quarter) significantly exceeded expectations and alleviated concerns that May was the start of a deceleration trend, the Brexit vote introduced a host of economic and political uncertainties. Central bank assurances helped soothe global markets, with many assets recovering most, if not all, of their post-Brexit trading losses by the end of the quarter. Looking at longer-term rates, Treasury yields fell to new lows in the Brexit aftershock, as risk aversion sent investors rushing into safe-haven assets such as government bonds and precious metals. Furthermore, with Japan adopting negative interest rates in early 2016 and low to negative rates across Europe, commodities and other non-yielding assets have benefited from investors seeking preservation of value.

Although the El Niño weather pattern officially ended in May, several grain and soft commodities saw price increases during the quarter driven by expectations for smaller harvests due to lower rainfalls in Southeast Asia and India, dry weather in Brazil and flooding in Argentina. Commodity producers and investors also continued to monitor conditions for a potential La Niña phenomenon, which could begin in the coming months and potentially disrupt growing seasons and transport.

The energy and industrial metals complexes also saw tightening supply conditions. Evidence that production cuts have started to balance some of the more-oversupplied markets triggered rallies across crude oil, natural gas and zinc. The energy sector was further boosted by a number of supply disruptions around the world, including forest fires in Canada, pipeline attacks in Nigeria, and worker strikes in France and Kuwait. However, the supply tightening trend could slow if the recent price rally encourages producers to reintroduce capacity.

Led by double digit appreciation in the energy, foods and fibers (as grouped by Gresham), precious metals and agriculture groups, the BCOM rose 12.8% in the second quarter. Industrial metals was also a contributor to the BCOM’s returns, posting single digit gains. Livestock was the weakest performing group in the BCOM and the only sector with a negative return. While lean hogs prices increased on the prospect of increased Chinese demand, the gains were offset by falling live cattle prices, which suffered due to forecasts for robust production and diminishing demand.

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

The Quarter Ended June 30, 2016 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio was up 10.8% for the three-month period, before considering the expenses of the Fund or the performance of its collateral portfolio. The overall commodities market, as measured by the BCOM, was up 12.8%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was 10.51%.

The Fund writes – that is, sells – covered call options on its portfolio’s commodity futures, seeking to limit return volatility, and to provide cash flow to support the Fund’s distributions. Gresham sells exchange-traded commodity call options on up to 50% of the value of each of the Fund’s commodity futures contracts, when those options are deemed to have sufficient trading volume and liquidity. The Fund receives cash premiums in return. The Fund wrote call options for soybeans, soybean meal, WTI crude, Brent crude, natural gas, silver and sugar that went in the money and were exercised during the quarter.

During the quarter the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity detracted from the performance for the period, but premiums collected on call options helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

At the commodity group level, agriculture was the only commodity group in which the Fund outperformed the BCOM. The Fund’s foods and fibers group, as grouped by Gresham, lagged the BCOM’s position due to the Fund’s smaller gains in sugar and cotton, and an overall underweight allocation to the group. In precious metals, the Fund’s return fell short of the BCOM’s return due to underweight position in silver and gold. Natural gas was a large detractor from the Fund’s relative performance in the energy group, as the Fund held a smaller exposure during a period of strongly rising prices. The Fund’s WTI crude oil and heating oil exposures also modestly underperformed the BCOM’s positions. In the industrial metals group, the Fund’s gain lagged that of the BCOM. The Fund’s livestock position underperformed the BCOM’s exposure due to an overweight position in live cattle and exposure to feeder cattle, a commodity not represented in the BCOM.

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

The Six Months Ended June 30, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $9.82 on the close of business on June 30, 2016, an increase of 8.87% in share price (not including an assumed reinvestment of distributions) from the $9.02 price at which the shares of the Fund traded on the close of business on December 31, 2015. The high and low intra-day share prices for the six month period were $9.93 (June 10, 2016) and $7.88 (January 20, 2016), respectively. During the six month period, the Fund declared distributions totaling $0.348 per share to shareholders, of which $0.058 was paid on July 1, 2016. The remainder was paid during the period. The Fund’s cumulative total return on market value for the six month period, which assumes reinvestment of such distributions, was 13.12%. At June 30, 2016, shares of the Fund traded at a 2.77% discount to the Fund’s net asset value of $10.10 per share.

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

The Six Months Ended June 30, 2016 – Net Assets of the Fund

The Fund’s net assets increased from $85.6 million at December 31, 2015, to $91.3 million at June 30, 2016, an increase of $5.7 million. The increase in the Fund’s net assets was due to net income of $8.9 million offset by approximately $3.2 million of distributions to shareholders.

The Fund generated net income of $8.9 million for the six month period ended June 30, 2016, resulting from interest income of $0.1 million, net realized gains of approximately $7.4 million and change in net unrealized appreciation of $2.3 million, offset by expenses of $0.9 million.

During the six month period ended June 30, 2016, the Fund’s collateral investments generated interest income of $140,289, which represents 0.16% of average net assets for the six month period ended June 30, 2016.

The net asset value per share on June 30, 2016, was $10.10. This represents an increase of 6.65% in net asset value (not including an assumed reinvestment of distributions) from the $9.47 net asset value as of December 31, 2015. During the six month period, the Fund declared distributions totaling $0.348 per share to shareholders, of which $0.058 was paid on July 1, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 10.62% for the six month period ended June 30, 2016.

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

The Six Months Ended June 30, 2016 – Overall Commodity Market Commentary

In the six-month period, the broad commodity market rallied, advancing 13.3% as measured by the BCOM. Nearly all of the gains for this period occurred in the second quarter of 2016, as the BCOM’s first-quarter performance was hampered by a weak global growth outlook and persistent oversupply situations for energy and industrial metals in particular. However, in the second quarter, sentiment improved. Oil and natural gas inventory gluts eased, inclement weather moderated harvest expectations for a number of grains and soft commodities, and precious metals continued to reassert their appeal as a risk hedge and store of value against a backdrop of Brexit-related uncertainties and low interest rates in the U.S. and around the world.

The precious metals group was the top-performing group in the BCOM for the six-month period. The foods and fibers group (as grouped by Gresham) was another strong performer in the six-month period, led by appreciation in sugar contracts. Sugar prices were buoyed by forecasts for a global production deficit caused by El Niño induced weather, a stronger Brazilian real and weaker U.S. dollar, Brazil’s increased sugarcane ethanol biofuel production and India’s announcement of a new duty on sugar exports. Strong performance in the agriculture group was driven by massive rallies in soybean and soybean meal prices. Harvests in South America were hampered by poor weather, while demand from China was projected to increase, sending prices higher. Prices in the energy and industrial metals groups also rose over the six-month period due to evidence that production cuts were beginning to restore balance to some of these commodities. However, the livestock group declined over the period and was the only negative performing group in the BCOM. Although lean hogs prices rallied, live cattle prices continued to fall amid rising supply levels and slackening beef demand.

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

The Six Months Ended June 30, 2016 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio gained 11.5% for the six months ended June 30, 2016, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, was up 13.3%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was 10.62%.

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

During the period, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity had a neutral impact on performance for the period, but premiums collected on call options helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

At the commodity group level, the Fund’s commodity portfolio underperformed the BCOM in foods and fibers, precious metals and livestock, on an absolute return basis. The Fund’s energy and agriculture positions outpaced that of the BCOM’s positions, and the portfolio performed in line with the BCOM in industrial metals.

Relative to the BCOM, the Fund’s underperformance was generally driven by exposure to some weaker-performing commodities that aren’t included in the BCOM and by holding smaller weightings in some of the better-performing commodities during the period. Cocoa, which is not represented in the BCOM, performed poorly in the first quarter amid aggressive selling by investors holding long positions, concerns about waning global demand for chocolate, and was beset by considerable price volatility in the second quarter. In the livestock group, although the Fund’s live cattle and lean hogs positions outperformed the BCOM’s positions, exposure to the double-digit decline in feeder cattle prices hurt performance over the six-month period. Additionally, relative results were dampened by the Fund’s relative underweight allocations to soybean meal, sugar, and gold, which were among the largest gaining commodities in the BCOM during the period.

In contrast, the Fund’s energy position outperformed the BCOM’s position. The Fund held a higher weighting in the sector, which was generally beneficial when prices rebounded in the second quarter, as well as achieved better relative returns in crude oil and heating oil.

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

Fund Total Returns

The following table presents selected total returns for the Fund and BCOM as of June 30, 2016. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of June 30, 2016
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	5 Year	Since Inception
Market Value	12.24%	13.12%	-10.63%	-10.10%	-7.27%
Net Asset Value	10.51%	10.62%	-14.49%	-10.02%	-6.63%
BCOM	12.78%	13.25%	-13.32%	-10.82%	-7.50%

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of June 30, 2016. The table below serves as a guide to how the composition and weightings of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark, as of June 30, 2016.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	20.07%	17.31%
	Heating Oil	6.21%	4.29%
	Natural Gas	6.08%	8.78%
	Unleaded Gas	3.18%	3.86%

		35.54%	34.24%

Industrial Metals	Copper	9.07%	6.55%
	Aluminum	5.01%	4.20%
	Zinc	1.79%	2.81%
	Nickel	1.67%	2.11%
	Lead	0.93%	0.00%

		18.47%	15.67%

Agriculturals	Soybean	5.75%	6.21%
	Corn	3.28%	6.21%
	Wheat	2.90%	3.47%
	Soybean Meal	2.11%	3.46%
	Soybean Oil	1.86%	2.49%

		15.90%	21.84%

Precious Metals	Gold	9.12%	11.22%
	Silver	2.86%	4.58%
	Platinum	0.67%	0.00%
	Palladium	0.46%	0.00%

		13.11%	15.80%

Livestock	Live Cattle	5.79%	2.45%
	Lean Hogs	2.22%	2.30%
	Feeder Cattle	1.58%	0.00%

		9.59%	4.75%

Foods and Fibers	Sugar	2.86%	4.17%
	Coffee	2.22%	2.27%
	Cotton	1.34%	1.26%
	Cocoa	0.97%	0.00%

		7.39%	7.70%

Total		100.00%	100.00%

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the six months ended June 30, 2016.

The Fund is unaware of any other trends, demands, conditions or events, other than the proposed Conversion, that are reasonably likely to result in material changes to the Fund’s liquidity needs.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of June 30, 2016. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of June 30, 2016, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	September 2016	197	$49.7100	1,000	$9,792,870
	NYMEX Crude Oil Futures Contract	Long	August 2016	87	48.3300	1,000	4,204,710
	NYMEX Crude Oil Futures Contract	Long	September 2016	88	49.0100	1,000	4,312,880
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	August 2016	64	446.2500	100	2,856,000
	NYMEX NY Harbor ULSD Futures Contract	Long	August 2016	45	1.4887	42,000	2,813,643
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	August 2016	95	2.9240	10,000	2,777,800
	NYMEX Natural Gas Futures Contract	Long	September 2016	95	2.9180	10,000	2,772,100
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	August 2016	27	1.5013	42,000	1,702,474
	NYMEX Gasoline RBOB Futures Contract	Long	September 2016	19	1.5074	42,000	1,202,905
Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	September 2016	25	2.1955	25,000	1,372,187
	LME Copper Futures Contract	Long	July 2016	16	4,841.7500	25	1,936,700
	LME Copper Futures Contract	Long	August 2016	43	4,847.0000	25	5,210,525
	LME Copper Futures Contract	Long	September 2016	14	4,848.0000	25	1,696,800
	LME Copper Futures Contract	Short	July 2016	16	4,841.7500	25	(1,936,700)
	Aluminum
	LME Primary Aluminum Futures Contract	Long	August 2016	114	1,648.0000	25	4,696,800
	LME Primary Aluminum Futures Contract	Short	August 2016	3	1,648.0000	25	(123,600)
	Zinc
	LME Zinc Futures Contract	Long	August 2016	31	2,104.5000	25	1,630,988
	Nickel
	LME Nickel Futures Contract	Long	August 2016	27	9,426.0000	6	1,527,012
	Lead
	LME Lead Futures Contract	Long	August 2016	20	1,787.7500	25	893,875
	LME Lead Futures Contract	Short	August 2016	1	1,787.7500	25	(44,694)

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	November 2016	91	$11.5325	5,000	$5,247,288
	Corn
	CBOT Corn Futures Contract	Long	September 2016	164	3.6550	5,000	2,997,100
	Wheat
	CBOT Wheat Futures Contract	Long	September 2016	44	4.4550	5,000	980,100
	KCBT Wheat Futures Contract	Long	September 2016	79	4.2250	5,000	1,668,875
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2016	48	401.0000	100	1,924,800
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2016	88	0.3207	60,000	1,693,296
Precious Metals	Gold
	CEC Gold Futures Contract	Long	August 2016	63	1,320.6000	100	8,319,780
	Silver
	CEC Silver Futures Contract	Long	September 2016	28	18.6230	5,000	2,607,220
	Platinum
	NYMEX Platinum Futures Contract	Long	October 2016	12	1,024.3000	50	614,580
	Palladium
	NYMEX Palladium Futures Contract	Long	September 2016	7	597.3500	100	418,145
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	August 2016	115	1.1483	40,000	5,281,950
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	August 2016	47	0.8328	40,000	1,565,570
	CME Lean Hogs Futures Contract	Long	October 2016	16	0.7170	40,000	458,880
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	August 2016	20	1.4430	50,000	1,443,000
Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	October 2016	105	0.2033	112,000	2,390,808
	ICE White Sugar Futures Contract	Long	August 2016	8	552.5000	50	221,000
	Coffee
	ICE Coffee C Futures Contract	Long	September 2016	32	1.4565	37,500	1,747,800
	LIFFE Coffee Robusta Futures Contract	Long	September 2016	16	1,717.0000	10	274,720
	Cotton
	ICE Cotton Futures Contract	Long	December 2016	38	0.6417	50,000	1,219,230
	Cocoa
	ICE Cocoa Futures Contract	Long	September 2016	30	2,963.0000	10	888,900

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	September 2016	(98)	$51.50	$(105,840)
	NYMEX Crude Oil Futures Options	July 2016	(87)	52.50	(18,270)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	July 2016	(45)	168.00	(8,127)
	Natural Gas
	NYMEX Natural Gas Futures Options	July 2016	(95)	2.95	(102,600)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	July 2016	(23)	176.00	(2,705)
Industrial Metals	Copper
	LME Copper Futures Options	August 2016	(35)	4,950.00	(65,118)
	Aluminum
	LME Primary Aluminum Futures Options	August 2016	(56)	1,650.00	(47,404)
	Zinc
	LME Zinc Futures Options	August 2016	(16)	2,000.00	(54,144)
	Nickel
	LME Nickel Futures Options	August 2016	(14)	9,500.00	(26,069)
	Lead
	LME Lead Futures Options	August 2016	(9)	1,800.00	(10,721)
Agriculturals	Soybean
	CBOT Soybean Futures Options	October 2016	(45)	1,220.00	(99,844)
	Corn
	CBOT Corn Futures Options	August 2016	(82)	440.00	(12,300)
	Wheat
	CBOT Wheat Futures Options	August 2016	(22)	520.00	(3,712)
	CBOT Wheat Futures Options	August 2016	(39)	500.00	(5,119)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(24)	430.00	(47,280)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(44)	36.00	(13,464)
Precious Metals	Gold
	COMEX Gold Futures Options	July 2016	(32)	1,325.00	(65,600)
	Silver
	CEC Silver Futures Options	August 2016	(14)	19.25	(35,980)
Livestock	Live Cattle
	CME Live Cattle Futures Options	August 2016	(73)	125.00	(10,950)
	Lean Hogs
	CME Lean Hogs Futures Options	August 2016	(31)	92.00	(1,550)
Foods and Fibers	Sugar
	ICE Sugar Futures Options	September 2016	(57)	21.50	(59,371)
	Coffee
	ICE Coffee C Futures Options	August 2016	(19)	160.00	(22,586)
	Cotton
	ICE Cotton Futures Options	November 2016	(19)	71.00	(8,930)
	Cocoa
	ICE Cocoa Futures Options	August 2016	(15)	3,250.00	(1,350)

CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of June 30, 2016, the Fund held U.S. Treasury bills worth $85,168,877 with a total par value of $85,300,000 and a repurchase agreement worth $6,335,757.

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

a) None.

b) The Fund did not issue new shares within the six month period ended on June 30, 2016.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase an aggregate of up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). During the six month period ended June 30, 2016, the Fund did not repurchase any shares. A cumulative total of 220,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on August 4, 2016.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) August 4, 2016

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) August 4, 2016