Form 10-Q
period 2016-09-30
Nuveen Diversified Commodity Fund
filed 2016-11-08
CIK 1345801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 9,047,040 shares outstanding.

NUVEEN DIVERSIFIED COMMODITY FUND

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2016

Investments

Principal Amount (000)	Description	Coupon/ Yield	Maturity	Ratings(1)	Value
	Short-Term Investments
	U.S. Government and Agency Obligations
$5,000	U.S. Treasury Bills	0.000%	10/13/16	Aaa	$4,999,775
8,500	U.S. Treasury Bills	0.000%	11/10/16	Aaa	8,498,096
16,500	U.S. Treasury Bills	0.000%	12/08/16	Aaa	16,494,407
11,000	U.S. Treasury Bills	0.000%	12/15/16	Aaa	10,995,611
2,000	U.S. Treasury Bills	0.000%	1/05/17	Aaa	1,998,498
2,500	U.S. Treasury Bills	0.000%	2/02/17	Aaa	2,497,232
5,300	U.S. Treasury Bills	0.000%	3/02/17	Aaa	5,291,960
8,000	U.S. Treasury Bills	0.000%	3/30/17	Aaa	7,982,752
12,800	U.S. Treasury Bills	0.000%	4/27/17	Aaa	12,765,453

$71,600	Total U.S. Government and Agency Obligations (cost $71,496,838)				$71,523,784

	Repurchase Agreements
$1,292	Repurchase Agreement with State Street Bank, dated 9/30/16, repurchase price $1,292,456, collateralized by $1,310,000 U.S. Treasury Notes, 1.000%, due 5/15/18, value $1,320,848	0.010%	10/03/16	N/A	$ 1,292,455

	Total Repurchase Agreements (cost $1,292,455)				$ 1,292,455

	Total Short-Term Investments (cost $72,789,293)				$72,816,239

Investments in Derivatives

Futures Contracts outstanding:

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	December 2016	97	$4,868,430	$ 300,700
	ICE Brent Crude Oil Futures Contract	Long	January 2017	96	4,872,000	330,900
	NYMEX Crude Oil Futures Contract	Long	November 2016	114	5,499,360	414,429
	NYMEX Crude Oil Futures Contract	Long	January 2017	57	2,815,800	110,290

	Total Crude Oil					1,156,319

	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	November 2016	39	1,746,225	126,433
	ICE Low Sulphur Gasoil Futures Contract	Long	December 2016	30	1,344,750	62,125
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2016	53	3,424,256	280,885

	Total Heating Oil					469,443

	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2016	144	4,184,640	(50,810)
	NYMEX Natural Gas Futures Contract	Long	January 2017	35	1,143,800	(19,580)

	Total Natural Gas					(70,390)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2016	20	1,229,004	71,407
	NYMEX Gasoline RBOB Futures Contract	Long	January 2017	13	781,271	48,489

	Total Unleaded Gas					119,896

	Total Energy					1,675,268

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	December 2016	23	$1,271,037	$14,387
	LME Copper Futures Contract	Long	October 2016	53	6,430,225	255,725

	Total Copper					270,112

	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2016	115	4,786,156	211,312
	LME Primary Aluminum Futures Contract	Short	October 2016	2	(83,237)	(413)

	Total Aluminum					210,899

	Zinc
	LME Zinc Futures Contract	Long	October 2016	16	948,400	14,700
	LME Zinc Futures Contract	Long	December 2016	16	951,700	55,700

	Total Zinc					70,400

	Nickel
	LME Nickel Futures Contract	Long	October 2016	27	1,706,832	49,491

	Lead
	LME Lead Futures Contract	Long	October 2016	16	846,700	71,244

	Total Industrial Metals					672,146

Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	November 2016	95	4,531,500	(758,913)

	Corn
	CBOT Corn Futures Contract	Long	December 2016	164	2,761,350	3,763

	Wheat
	CBOT Wheat Futures Contract	Long	December 2016	58	1,165,800	(100,288)
	KCBT Wheat Futures Contract	Long	December 2016	56	1,163,400	(60,512)

	Total Wheat					(160,800)

	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2016	63	1,887,480	(513,660)
	CBOT Soybean Meal Futures Contract	Long	January 2017	10	300,200	(36,000)

	Total Soybean Meal					(549,660)

	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2016	47	943,008	34,656

	Total Agriculturals					(1,430,954)

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2016	57	7,507,470	(51,930)

	Silver
	CEC Silver Futures Contract	Long	December 2016	23	2,209,610	(60,740)

	Platinum
	NYMEX Platinum Futures Contract	Long	January 2017	11	568,975	(8,195)

	Palladium
	NYMEX Palladium Futures Contract	Long	December 2016	7	505,050	6,845

	Total Precious Metals					(114,020)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

Investments in Derivatives (Continued)

Futures Contracts outstanding (Continued):

Commodity Group	Contract	Contract Position(2)	Contract Expiration	Number of Contracts(3)	Notional Amount at Value(3)	Unrealized Appreciation (Depreciation)(4)
Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	December 2016	117	$4,685,850	$(300,566)

	Lean Hogs
	CME Lean Hogs Futures Contract	Long	December 2016	80	1,407,200	(254,650)

	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2016	22	1,316,150	(142,850)

	Total Livestock					(698,066)

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	March 2017	80	2,060,800	169,333
	ICE Sugar Futures Contract	Long	May 2017	24	595,661	(7,325)
	ICE White Sugar Futures Contract	Long	December 2016	8	238,880	20,135

	Total Sugar					182,143

	Coffee
	ICE Coffee C Futures Contract	Long	December 2016	26	1,477,613	100,763
	ICE Coffee C Futures Contract	Long	March 2017	5	290,437	(750)
	LIFFE Coffee Robusta Futures Contract	Long	November 2016	14	280,560	23,450

	Total Coffee					123,463

	Cotton
	ICE Cotton Futures Contract	Long	December 2016	31	1,055,240	49,395
	ICE Cotton Futures Contract	Long	March 2017	8	274,160	(16,865)

	Total Cotton					32,530

	Cocoa
	ICE Cocoa Futures Contract	Long	December 2016	25	690,250	(47,250)
	ICE Cocoa Futures Contract	Long	March 2017	7	191,380	(9,880)

	Total Cocoa					(57,130)

	Total Foods and Fibers					281,006

	Total Futures Contracts outstanding			2,000	$86,875,373	$385,380

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding:

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	December 2016	(97)	$51.00	$(144,530)
	NYMEX Crude Oil Futures Options	October 2016	(86)	47.50	(160,820)

	Total Crude Oil				(305,350)

	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2016	(51)	158.00	(76,041)

	Natural Gas
	NYMEX Natural Gas Futures Options	October 2016	(90)	3.20	(28,800)

	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2016	(16)	148.00	(34,541)

	Total Energy				(444,732)

Industrial Metals	Copper
	LME Copper Futures Options (5)	October 2016	(32)	4,850.00	(28,224)

	Aluminum
	LME Primary Aluminum Futures Options (5)	October 2016	(57)	1,650.00	(30,395)

	Zinc
	LME Zinc Futures Options (5)	October 2016	(16)	2,450.00	(1,336)

	Nickel
	LME Nickel Futures Options (5)	October 2016	(14)	11,000.00	(2,248)

	Lead
	LME Lead Futures Options (5)	October 2016	(8)	2,050.00	(13,974)

	Total Industrial Metals				(76,177)

Agriculturals	Soybean
	CBOT Soybean Futures Options	October 2016	(47)	1,220.00	(294)

	Corn
	CBOT Corn Futures Options	November 2016	(82)	370.00	(8,200)

	Wheat
	CBOT Wheat Futures Options	November 2016	(29)	500.00	(1,088)
	CBOT Wheat Futures Options	November 2016	(28)	490.00	(1,750)

	Total Wheat				(2,838)

	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(36)	430.00	(900)

	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(23)	36.00	(4,968)

	Total Agriculturals				(17,200)

Precious Metals	Gold
	COMEX Gold Futures Options	November 2016	(28)	1,450.00	(6,160)

	Silver
	CEC Silver Futures Options	November 2016	(11)	22.00	(5,225)

	Total Precious Metals				(11,385)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

Investments in Derivatives (Continued)

Call Options Written outstanding (Continued):

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Livestock	Live Cattle
	CME Live Cattle Futures Options	December 2016	(76)	$114.00	$(22,040)

	Lean Hogs
	CME Lean Hogs Futures Options	December 2016	(40)	54.00	(7,600)

	Total Livestock				(29,640)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	February 2017	(56)	22.50	(131,712)

	Coffee
	ICE Coffee C Futures Options	November 2016	(18)	162.50	(21,127)

	Cotton
	ICE Cotton Futures Options	November 2016	(19)	71.00	(10,165)

	Cocoa
	ICE Cocoa Futures Options	November 2016	(14)	3,250.00	(420)
	ICE Cocoa Futures Options	November 2016	(2)	3,050.00	(240)

	Total Cocoa				(660)

	Total Foods and Fibers				(163,664)

	Total Call Options Written outstanding
	(premiums received $701,196)		(976)		$(742,798)

NUVEEN DIVERSIFIED COMMODITY FUND

SCHEDULE OF INVESTMENTS (Continued) (Unaudited)

September 30, 2016

(1)	Ratings: Using the highest of Standard & Poor’s Group, Moody’s Investors Service, Inc. or Fitch, Inc. rating.
(2)	The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract outstanding, the Fund had previously entered into a long LME futures contract. The London Clearing House is the counterparty for both the long and short position.
(3)	Total number of contracts and notional amount at value include the net effect of LME short futures positions, when applicable.
(4)	The gross unrealized appreciation (depreciation) on futures contracts is $2,826,557 and $(2,441,177), respectively.
(5)	For fair value measurement disclosure purposes, these Call Options Written are classified as Level 2. See Notes to Financial Statements, Note 2—Summary of Significant Accounting Policies, Investment Valuation and Fair Value Measurements for more information.
N/A	Not applicable.
CBOT	Chicago Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Short-term investments, at value: U.S. government and agency obligations (cost $71,496,838 and $70,029,645 respectively)	$71,523,784	$70,000,297
Repurchase agreements (cost approximates value)	1,292,455	1,088,249
Deposits with brokers	15,418,668	16,182,840
Unrealized appreciation on futures contracts	2,826,557	1,629,675

Total assets	$91,061,464	$88,901,061

LIABILITIES
Call options written, at value (premiums received $701,196 and $633,387, respectively)	$742,798	$439,772
Unrealized depreciation on futures contracts	2,441,177	2,259,165
Payable for distributions	524,724	—
Accrued expenses:
Conversion	51,147	74,106
Management fees	87,985	91,477
Independent Committee fees	11,131	10,926
Professional fees	297,784	309,773
Other	91,769	84,301

Total liabilities	4,248,515	3,269,520

SHAREHOLDERS’ CAPITAL
Paid-in capital, unlimited number of shares authorized, 9,047,040 shares issued and outstanding at September 30, 2016 and December 31, 2015	217,646,428	217,646,428
Accumulated undistributed earnings (deficit)	(130,833,479)	(132,014,887)

Total shareholders’ capital (Net assets)	86,812,949	85,631,541

Total liabilities and shareholders’ capital	$91,061,464	$88,901,061

Net assets	$86,812,949	$85,631,541

Shares outstanding	9,047,040	9,047,040

Net asset value per share outstanding (net assets divided by shares outstanding)	$9.60	$9.47

Market value per share outstanding	$9.07	$9.02

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended September 30, 2016 and September 30, 2015

and the Nine Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest	$85,483	$47,524	$225,772	$109,335

Total Investment Income	85,483	47,524	225,772	109,335

Expenses:
Management fees	274,206	325,901	805,263	1,055,126
Brokerage commissions	23,347	31,564	80,345	99,541
Conversion expenses	—	221,651	—	320,430
Custodian fees and expenses	21,859	24,021	66,838	80,766
Independent Committee fees and expenses	12,640	13,098	32,377	36,399
Professional fees	107,431	129,815	320,534	359,552
Shareholder reporting expenses	31,922	34,241	83,700	94,243
Other expenses	2,536	7,041	7,929	21,633

Total expenses	473,941	787,332	1,396,986	2,067,690

Net investment income (loss)	(388,458)	(739,808)	(1,171,214)	(1,958,355)

Net realized gain (loss) from:
Short-term investments	2,569	15	2,670	1,160
Futures contracts	(2,070,837)	(16,351,021)	2,812,517	(29,779,957)
Options written	977,350	1,345,893	3,424,004	4,757,815
Change in net unrealized appreciation (depreciation) of:
Short-term investments	(24,070)	38,500	56,294	62,932
Futures contracts	(1,562,227)	(690,315)	1,014,870	9,579,059
Options written	107,113	414,767	(235,217)	(526,920)

Net realized gain (loss) and change in net unrealized appreciation (depreciation)	(2,570,102)	(15,242,161)	7,075,138	(15,905,911)

Net income (loss)	$(2,958,560)	$(15,981,969)	$5,903,924	$(17,864,266)

Net income (loss) per weighted-average share	$(0.33)	$(1.77)	$0.65	$(1.97)
Weighted-average shares outstanding	9,047,040	9,047,040	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CHANGES IN SHAREHOLDERS’ CAPITAL

For the Nine Months Ended September 30, 2016 (Unaudited) and the Year Ended December 31, 2015

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Shareholders’ capital—beginning of period	$85,631,541	$123,198,004
Repurchase of shares	—	—

Net increase (decrease) in shareholders’ capital resulting from operations:
Net investment income (loss)	(1,171,214)	(2,382,074)
Net realized gain (loss) from:
Short-term investments	2,670	79
Futures contracts	2,812,517	(40,931,647)
Call options written	3,424,004	5,739,221
Change in net unrealized appreciation (depreciation) of:
Short-term investments	56,294	(30,540)
Futures contracts	1,014,870	10,208,143
Call options written	(235,217)	(462,171)

Net income (loss)	5,903,924	(27,858,989)

Distributions to shareholders	(4,722,516)	(9,707,474)

Shareholders’ capital—end of period	$86,812,949	$85,631,541

Shares—beginning of period	9,047,040	9,047,040
Repurchase of shares	—	—

Shares—end of period	9,047,040	9,047,040

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,903,924	$(17,864,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchases of U.S. government and agency obligations	(110,058,095)	(75,929,831)
Proceeds from sales and maturities of U.S. government and agency obligations	108,798,303	103,199,872
Proceeds from (Purchases of) repurchase agreements, net	(204,206)	(98,157)
Premiums received for options written	3,943,367	5,280,496
Cash paid for options written	(451,554)	(889,382)
Amortization (Accretion) of short-term investments	(204,731)	(109,227)
(Increase) Decrease in:
Deposits with brokers	764,172	7,444,612
Other assets	—	(3,780)
Increase (Decrease) in:
Accrued conversion fees	(22,959)	129,167
Accrued management fees	(3,492)	(36,585)
Accrued professional fees	(11,989)	—
Accrued Independent Committee fees	205	(931)
Other accrued expenses	7,468	(73,637)
Net realized (gain) loss from:
Short-term investments	(2,670)	(1,160)
Options written	(3,424,004)	(4,757,815)
Change in net unrealized (appreciation) depreciation of:
Short-term investments	(56,294)	(62,932)
Futures contracts	(1,014,870)	(9,579,059)
Options written	235,217	526,920

Net cash provided by (used in) operating activities	4,197,792	7,174,305

Cash flows from financing activities:
Cash distributions paid to shareholders	(4,197,792)	(7,174,305)

Net cash provided by (used in) financing activities	(4,197,792)	(7,174,305)

Net increase (decrease) in cash	—	—
Cash—beginning of period	—	—

Cash—end of period	$—	$—

See accompanying notes to financial statements.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

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

Proposed Conversion to Exchange-Traded Fund (“ETF”) Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On June 30, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion requires regulatory clearance, including SEC approval of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. On June 8, 2016, the Fund announced that the SEC had issued notice of the proposed new exchange rule, which was subsequently published in the Federal Register on June 13, 2016, and subject to a 45-day SEC review period. On July 28, 2016, the Fund announced that the SEC had extended the review period for the proposed rule through September 9, 2016. On September 9, 2016, the SEC further extended the review period for up to an additional 90 days. The SEC may take action on the proposed rule at any time during this review period, and may further extend the review period for up to an additional 60 days. If the SEC approves the proposed rule at the conclusion of the review period, the Fund intends to complete the Conversion as soon as practicable thereafter. There can be no assurance that SEC approval will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame. In the event that the proposed rule is not approved, the Manager will consider all available options, including liquidation of the Fund. As of September 30, 2016, the Conversion remains subject to the receipt of regulatory approvals.

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

September 30, 2016

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

Investment Objectives and Principal Investment Strategies

The Fund’s investment objective is to generate higher risk-adjusted total return than leading commodity market benchmarks. Risk-adjusted total return refers to the income and capital appreciation generated by a portfolio (the combination of which equals its total return) per unit of risk taken, with such risk measured by the volatility of the portfolio’s total returns over a specific period of time. In pursuing its investment objective, the Fund invests directly in a diversified portfolio of commodity futures, forward and options contracts to obtain broad exposure to all principal groups in the global commodity markets. The Fund’s investment strategy has three principal elements:

•

An actively managed portfolio of commodity futures and forward contracts utilizing Gresham’s proprietary Tangible Asset Program®, or TAP®, a long-only rules-based commodity investment strategy designed to maintain consistent, fully-collateralized exposure to commodities as an asset class;

•

An integrated program of writing commodity call options designed to enhance the risk-adjusted total return of the Fund’s commodity investments (TAP® and this options strategy are collectively referred to as TAP PLUSSM); and

•	A collateral portfolio of cash equivalents, U.S. government securities and other short-term, high-grade debt securities.

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

September 30, 2016

2. Summary of Significant Accounting Policies (Continued)

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

The average number of futures contracts outstanding during the nine months ended September 30, 2016 and the year ended December 31, 2015 was as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Average number of futures contracts outstanding*	2,113	2,432

*	The average number of contracts is calculated based on the number of contracts outstanding at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on futures contracts activity.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

2. Summary of Significant Accounting Policies (Continued)

Options Contracts

The Fund may write (sell) and purchase options on commodity futures and forward contracts to enhance the Fund’s risk-adjusted total return. When the Fund writes an option, an amount equal to the premium received is recognized as a component of “Call options written, at value” on the Statements of Financial Condition and is subsequently adjusted to reflect the current value of the written option until the option expires or the Fund enters into a closing purchase transaction. The changes in value of the options written during the reporting period are recognized as a component of “Change in net unrealized appreciation (depreciation) of call options written” on the Statements of Operations. When an option is exercised or expires, or the Fund enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction is recognized as a component of “Net realized gain (loss) from call options written” on the Statements of Operations. The Fund, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Fund wrote call options on futures contracts.

The Fund did not purchase options on futures or forward contracts during the nine months ended September 30, 2016 and the year ended December 31, 2015. The purchase of options involves the risk of loss of all or part of the cash paid for the options (the premium). The market risk associated with purchasing options is limited to the premium paid. The counterparty credit risk of purchasing options, however, needs to take into account the current value of the option, as performance is expected from the counterparty.

Transactions in call options written during the nine months ended September 30, 2016 and the year ended December 31, 2015, were as follows:

	Nine Months Ended September 30, 2016		Year Ended December 31, 2015
	Number of Contracts	Premiums Received	Number of Contracts	Premiums Received
Outstanding, beginning of period	1,098	$633,387	1,257	$952,693
Options written	6,285	3,943,367	11,246	6,566,423
Options terminated in closing purchase transactions	(3,605)	(2,158,341)	(6,402)	(3,978,394)
Options expired	(1,591)	(948,171)	(4,217)	(2,400,362)
Options exercised	(1,211)	(769,046)	(786)	(506,973)

Outstanding, end of the period	976	$701,196	1,098	$633,387

The average number of call options written outstanding during the nine months ended September 30, 2016 and the year ended December 31, 2015 was as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Average number of call options written outstanding*	1,030	1,183

*	The average number of contracts is calculated based on the outstanding number of contracts at the beginning of the year and at the end of each quarter within the respective period.

Refer to Note 3 – Derivative Instruments and Hedging Activities within these Notes to Financial Statements for further details on options activity.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

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

Netting Agreements

In the ordinary course of business, the Fund has entered into transactions subject to enforceable master repurchase agreements or other similar arrangements (“netting agreements”). Generally, the right to offset in netting agreements allows the Fund to offset any exposure to a specific counterparty with any collateral received or delivered to that counterparty based on the terms of the agreements. The Fund manages its cash collateral and securities collateral on a counterparty basis. As of September 30, 2016 and December 31, 2015, the Fund was not invested in any portfolio securities or derivatives, other than the repurchase agreements further described below, that are subject to netting agreements.

Repurchase Agreements

In connection with transactions in repurchase agreements, it is the Fund’s policy that its custodian take possession of the underlying collateral securities, the fair value of which exceeds the principal amount of the

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

2. Summary of Significant Accounting Policies (Continued)

repurchase transaction, including accrued interest, at all times. If the counterparty defaults, and the fair value of the collateral declines, realization of the collateral may be delayed or limited.

The following tables present the repurchase agreements for the Fund, presented on the Statements of Financial Condition as of September 30, 2016 and December 31, 2015, and recognized as a component of “Short-term investments, at value,” that are subject to netting agreements as of the end of each reporting period, and the collateral delivered related to those repurchase agreements.

	September 30, 2016
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,292,455	$(1,292,455)	$—

	December 31, 2015
	Counterparty	Short-Term Investments, at Value	Collateral Pledged (From) Counterparty*	Net Exposure
Repurchase Agreements	State Street Bank	$1,088,249	$(1,088,249)	$—

*	As of September 30, 2016 and December 31, 2015, the value of the collateral pledged from the counterparty exceeded the value of the repurchase agreements. The value of the collateral pledged from the counterparty as of September 30, 2016 and December 31, 2015 was $1,320,848 and $1,111,113, respectively.

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

September 30, 2016

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

The inputs or methodologies used for valuing securities are not an indication of the risks associated with investing in those securities. The following is a summary of the Fund’s fair value measurements as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Short-Term Investments:
U.S. Government and Agency Obligations	$—	$71,523,784	$—	$71,523,784
Repurchase Agreements	—	1,292,455	—	1,292,455
Investments in Derivatives:
Futures Contracts*	385,380	—	—	385,380
Call Options Written**	(666,621)	(76,177)	—	(742,798)

Total	$(281,241)	$72,740,062	$—	$72,458,821

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

Financial Instrument Risk

The Fund utilizes commodity futures and options, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. As of September 30, 2016 and December 31, 2015, the financial instruments held by the Fund were traded on an exchange and are standardized contracts.

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

September 30, 2016

3. Derivative Instruments and Hedging Activities

The Fund records derivative instruments at fair value, with changes in fair value recognized on the Statements of Operations.

The following tables present the fair value of all derivative instruments held by the Fund as of September 30, 2016 and December 31, 2015, the location of these instruments on the Statements of Financial Condition and the primary underlying risk exposure.

		September 30, 2016 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$2,826,557	Unrealized depreciation on futures contracts	$2,441,177
Commodity	Options	—	—	Call options written, at value	742,798
Total			$2,826,557		$3,183,975

		December 31, 2015 Location on the Statements of Financial Condition
Underlying Risk Exposure	Derivative Instrument	Asset Derivatives		Liability Derivatives
		Location	Value	Location	Value

Commodity	Futures Contracts	Unrealized appreciation on futures contracts	$1,629,675	Unrealized depreciation on futures contracts	$2,259,165
Commodity	Options	—	—	Call options written, at value	439,772
Total			$1,629,675		$2,698,937

The following table presents the amount of net realized gain (loss) and change in net unrealized appreciation (depreciation) recognized on derivative instruments during the nine months ended September 30, 2016 and September 30, 2015, the location of these instruments on the Statements of Operations and the primary underlying risk exposure.

Commodity Risk Exposure	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net realized gain (loss) from:
Futures contracts	$2,812,517	$(29,779,957)
Call options written	3,424,004	4,757,815
Change in net unrealized appreciation (depreciation) of:
Futures contracts	$1,014,870	$9,579,059
Call options written	(235,217)	(526,920)

4. Related Parties

The Manager, the Commodity Sub-adviser and the Collateral Sub-adviser are considered to be related parties to the Fund.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

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

The Fund did not have any transactions in share repurchases during the nine months ended September 30, 2016 and the year ended December 31, 2015.

NUVEEN DIVERSIFIED COMMODITY FUND

NOTES TO FINANCIAL STATEMENTS (Continued) (Unaudited)

September 30, 2016

6. Financial Highlights

The following financial highlights relate to investment performance and operations for a Fund share outstanding during the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015. The Net Asset Value presentation is calculated using average daily shares outstanding. The Ratios to Average Net Assets are calculated using average daily net assets and have been annualized for periods less than a full year. The Total Returns at Net Asset Value and Market Value are based on the change in net asset value and market value, respectively, for a share during the period. An investor’s return and ratios will vary based on the timing of purchasing and selling Fund shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Asset Value:
Net asset value per share—beginning of period	$10.10	$12.76	$9.47	$13.62
Net investment income (loss)	(0.04)	(0.08)	(0.13)	(0.22)
Net realized and unrealized gain (loss)	(0.29)	(1.68)	0.78	(1.75)
Distributions	(0.17)	(0.22)	(0.52)	(0.87)

Net asset value per share—end of period	$9.60	$10.78	$9.60	$10.78

Market Value:
Market value per share—beginning of period	$9.82	$11.91	$9.02	$12.83

Market value per share—end of period	$9.07	$10.31	$9.07	$10.31

Ratios to Average Net Assets:(a)
Net investment income (loss)	(1.77)%	(2.84)%	(1.82)%	(2.32)%

Expenses	2.16%	3.02%	2.17%	2.45%

Total Returns:(b)
Based on Net Asset Value	(3.19)%	(13.80)%	7.09%	(15.13)%

Based on Market Value	(5.86)%	(11.60)%	6.49%	(13.49)%

(a)	Annualized.
(b)	Total Return Based on Net Asset Value is the combination of changes in net asset value per share and the assumed reinvestment of distributions, if any, at net asset value per share on the distribution payment date. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the net asset value per share at the end of the period. Total returns are not annualized.

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

Proposed Conversion to ETF Structure

On December 19, 2014, the Fund issued a press release announcing that the Manager had approved a plan to convert the Fund (the “Conversion”) into an open-ended ETF. On June 30, 2015, shareholders of the Fund approved amendments to the Fund’s Declaration of Trust that are necessary to complete the Conversion. To facilitate the Conversion, on July 9, 2015, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register common shares that may be issued from time to time after the Conversion. The Conversion requires regulatory clearance, including SEC approval of a new exchange rule pursuant to which the Fund’s shares will trade following the Conversion. On June 8, 2016, the Fund announced that the SEC had issued notice of the proposed new exchange rule, which was subsequently published in the Federal Register on June 13, 2016, and subject to a 45-day SEC review period. On July 28, 2016, the Fund announced that the SEC had extended the review period for the proposed rule through September 9, 2016. On September 9, 2016, the SEC further extended the review period for up to an additional 90 days. The SEC may take action on the proposed rule at any time during this review period, and may further extend the review period for up to an additional 60 days. If the SEC approves the proposed rule at the conclusion of the review period, the Fund intends to complete the Conversion as soon as practicable thereafter. There can be no assurance that SEC approval will be obtained, or if obtained, that the Conversion will be completed in the anticipated time frame. In the event that the proposed rule is not approved, the Manager will consider all available options, including liquidation of the Fund. As of September 30, 2016, the Conversion remains subject to the receipt of regulatory approvals.

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

The Fund is not currently, and after the Conversion will not be, a mutual fund or any other type of investment company within the meaning of the Investment Company Act of 1940, as amended. Until the Conversion occurs, the Fund will continue to operate as currently structured.

Results of Operations

The Quarter Ended September 30, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $9.07 on the close of business on September 30, 2016. This represents a decrease of 7.64% in share price (not including an assumed reinvestment of distributions) from the $9.82 price at which the shares of the Fund traded on the close of business on June 30, 2016. The high and low intra-day share prices for the quarter were $9.97 (July 12, 2016) and $8.74 (September 28, 2016), respectively. During the quarter, the Fund declared distributions totaling $0.174 per share to shareholders, of which $0.058 was paid on October 3, 2016. The remainder was paid during the quarter. The Fund’s cumulative total return on market value for the quarter, which assumes reinvestment of such distributions, was -5.86%. At September 30, 2016, shares of the Fund traded at a 5.52% discount to the Fund’s net asset value of $9.60 per share.

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

The Quarter Ended September 30, 2016 – Net Assets of the Fund

The Fund’s net assets decreased from $91.3 million at June 30, 2016, to $86.8 million at September 30, 2016, a decrease of $4.5 million. The decrease in the Fund’s net assets was due to approximately $1.5 million of distributions to shareholders and a net loss of $3.0 million.

The Fund generated a net loss of $3.0 million for the quarter ended September 30, 2016, resulting from expenses of $0.5 million, net realized losses of $1.1 million and an increase in net unrealized depreciation of $1.5 million, offset by interest income of $0.1 million. During the quarter ended September 30, 2016, the Fund’s collateral investments generated interest income of $85,483, which represents 0.10% of average net assets for the quarter ended September 30, 2016.

The net asset value per share on September 30, 2016, was $9.60. This represents a decrease of 4.95% in net asset value (not including an assumed reinvestment of distributions) from the $10.10 net asset value as of June 30, 2016. During the quarter, the Fund declared distributions totaling $0.174 per share to shareholders, of which $0.058 was paid on October 3, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was -3.19% for the quarter ended September 30, 2016.

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

The Quarter Ended September 30, 2016 – Overall Commodity Market Commentary

After a strong second quarter, the broad commodity market reversed course in the third quarter, falling 3.9% as measured by the Bloomberg Commodity Index (BCOM).

Weather drove losses in grain commodities and boosted soft commodities. Corn and wheat prices sank as ideal grain growing conditions in the U.S. boosted crop yield estimates. Conversely, unfavorable weather in India and Brazil hurt sugar and coffee production expectations, respectively, driving prices higher. Also during the quarter, the U.S. National Oceanic and Atmospheric Administration (NOAA) removed its La Niña watch for winter 2017, thereby removing some uncertainty and possibly applying downward pressure on prices for grain commodities.

Excess inventory also continued to weigh on the energy and livestock markets. The ongoing supply glut in crude oil dampened prices early in the quarter. But, later in the quarter, the Organization of the Petroleum Exporting Countries (OPEC) began hinting at, then agreed to, a production cut, which helped petroleum markets to partially recover earlier losses. Livestock, however, suffered a double-digit decline for the quarter, with robust supply of both cattle and lean hogs driving their futures prices lower.

Currency fluctuations also contributed to commodity price volatility during the quarter. Speculation on the timing of the U.S. Federal Reserve’s (the “Fed”) next interest rate increase drove volatility in the U.S. dollar (in which all of the Fund’s commodities are priced), as did the release of key economic data reports such as payroll, employment and consumer confidence. Shifting sentiment about the U.K.’s vote to leave the European Union, known as Brexit, caused U.K. sterling to drop to a 31 year low in early July, then rally when the Bank of England (BOE) took no action, then fall again when the BOE announced a large stimulus program. Adding to currency volatility during the quarter were concerns about a banking crisis in Italy and the European Central Bank’s decision not to extend its bond buying program.

Within the BCOM, the foods and fibers and the industrial metals groups led performance for the quarter. The livestock and agriculture groups were the weakest performers, with energy posting a modest loss. The precious metals group was flat for the quarter.

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

The precious metals group, which is made up of gold and silver commodities, represented 16.6% of the BCOM at the end of the period. Precious metals prices were choppy over the quarter, driven by global macroeconomic concerns, fluctuating currencies and the Fed’s decision to leave interest rates unchanged at its September meeting. The group fell 5.6% for the quarter. Platinum and palladium, which are held in the Fund’s portfolio but not in the BCOM, also had negative performance over the quarter. Platinum prices were further roiled by the Volkswagen emissions scandal in September. The metal is widely used in diesel engines, and the auto industry consumes roughly 30% of global supply. Investors feared shrinking platinum demand if consumers switched to gasoline or electric vehicles.

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

The Quarter Ended September 30, 2016 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio declined 2.8% for the quarter, before considering the expenses of the Fund or the performance of its collateral portfolio. The overall commodities market, as measured by the BCOM, fell 3.9%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was -3.19%.

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

At the commodity group level, the Fund’s absolute return surpassed that of the BCOM in livestock, energy and precious metals, slightly trailed the BCOM in foods and fibers and industrial metals, and performed in line with the BCOM in the agriculture group.

In the livestock group, the Fund performed better than the BCOM on its live cattle position and to a lesser extent in its lean hogs position in absolute terms. On a relative basis, however, livestock was a detractor since the Fund’s overweight position hurt the portfolio as prices declined in the period. Though the Fund’s absolute returns in agriculture were in line with the BCOM, agriculture was one of the top contributors on a relative basis; the Fund benefitted from underweight positions in the group as prices declined. Within the energy complex, which was the top contributor to Fund performance on a relative basis, the Fund’s largest relative gain was in natural gas, with a small relative outperformance in crude oil. The Fund’s positions in platinum and palladium generated positive performance relative to the BCOM within the precious metals group (the BCOM does not hold platinum and palladium).

The Fund’s foods and fibers position, as grouped by Gresham, underperformed the BCOM’s position, with a loss in cocoa (which is not included in the BCOM) overwhelming positive relative performance from cotton and coffee. Underweight sugar hurt on relative basis as prices rose during the period. The Fund’s industrial metals group slightly outperformed the BCOM’s group on a relative basis. Relative weakness in nickel and zinc was offset by gains in lead (which is not represented in the BCOM), copper, and aluminum. In addition, zinc, nickel and lead call options written by the Fund went in-the-money during the quarter and were exercised, reducing the amount of premiums collected by the Fund.

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

The Nine Months Ended September 30, 2016 – Fund Share Price

The Fund’s shares traded on the NYSE MKT at a price of $9.07 on the close of business on September 30, 2016, an increase of 0.55% in share price (not including an assumed reinvestment of distributions) from the $9.02 price at which the shares of the Fund traded on the close of business on December 31, 2015. The high and low intra-day share prices for the nine month period were $9.97 (July 12, 2016) and $7.88 (January 20, 2016), respectively. During the nine month period, the Fund declared distributions totaling $0.522 per share to shareholders, of which $0.058 was paid on October 3, 2016. The remainder was paid during the period. The Fund’s cumulative total return on market value for the nine month period, which assumes reinvestment of such distributions, was 6.49%. At September 30, 2016, shares of the Fund traded at a 5.52% discount to the Fund’s net asset value of $9.60 per share.

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

The Nine Months Ended September 30, 2016 – Net Assets of the Fund

The Fund’s net assets increased from $85.6 million at December 31, 2015, to $86.8 million at September 30, 2016, an increase of $1.2 million. The increase in the Fund’s net assets was due to net income of $5.9 million offset by $4.7 million of distributions to shareholders.

The Fund generated net income of $5.9 million for the nine month period ended September 30, 2016, resulting from interest income of $0.2 million, net realized gains of approximately $6.3 million and an increase in net unrealized appreciation of $0.8 million, offset by expenses of $1.4 million. During the nine month period ended September 30, 2016, the Fund’s collateral investments generated interest income of $225,772, which represents 0.26% of average net assets for the nine month period ended September 30, 2016.

The net asset value per share on September 30, 2016, was $9.60. This represents an increase of 1.37% in net asset value (not including an assumed reinvestment of distributions) from the $9.47 net asset value as of December 31, 2015. During the nine month period, the Fund declared distributions totaling $0.522 per share to shareholders, of which $0.058 was paid on October 3, 2016. When an assumed reinvestment of these distributions is taken into account, the cumulative total return for the Fund on net asset value was 7.09% for the nine month period ended September 30, 2016.

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

The Nine Months Ended September 30, 2016 – Overall Commodity Market Commentary

Commodities broadly delivered positive performance in the nine-month period, up 8.9% as measured by the BCOM. Early in 2016, the broad commodity market suffered declines amid fears about China’s economic deceleration and the ongoing supply glut in oil. In the following months, these concerns lessened, adverse weather conditions provided upside to grain and soft commodity prices, and low global interest rates and Brexit-related worries spurred renewed demand for gold. The turnaround in sentiment led to a strong rally in nearly every commodity sector during the second quarter. However, the BCOM swung to a modest loss in the third quarter on bearish news for grain supplies due to a boost in crop yield estimates and waning optimism about the pace of the oil market’s rebalancing.

Commodity group returns diverged widely over the nine-month period. Within the BCOM, the precious metals and foods and fibers groups posted the largest gains, followed by the industrial metals group. The energy group appreciated moderately, while agriculture ended the period lower. Robust supply and weakened demand expectations pushed the livestock group considerably lower over the nine-month period, making it the BCOM’s weakest performer for the period.

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

The Nine Months Ended September 30, 2016 – Fund Commodity Portfolio Commentary

The Fund’s commodity portfolio rose 8.4% for the nine months ended September 30, 2016, before considering the expenses of the Fund. The overall commodities market, as measured by the BCOM, advanced 8.9%. The Fund’s total return on net asset value for the same period, which includes the effect of the Fund’s expenses and the performance of the collateral portfolio and assumes reinvestment of the Fund’s distributions, was 7.09%.

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

During the period, the Fund sold options on approximately 50% of the value of each commodity position. The Fund’s option-writing activity had a positive impact on performance for the period, and premiums collected on call options helped reduce the Fund’s volatility versus the BCOM, as measured by the standard deviation of return.

At the commodity group level, the Fund’s commodity portfolio underperformed the BCOM in foods and fibers, precious metals and industrial metals, on an absolute return basis. Within these groups, the Fund’s position in cocoa fell by double-digits (and is not represented in the BCOM) and holdings in gold, nickel and zinc lagged those of the BCOM.

The Fund outperformed the BCOM in the energy, livestock and agriculture groups, on an absolute return basis. Within the energy group, the Fund’s performance was led by favorable positioning in crude oil and heating oil. In crude oil, the Fund’s allocation to Brent crude was especially advantageous as Brent prices performed strongly during the period. In heating oil, the Fund benefited from holding two contracts (No. 2 heating oil and gas oil) that both rallied over the period, while the BCOM only holds No. 2 heating oil. Although all livestock commodities and most agriculture commodities posted losses over the nine-month period, the Fund’s positions in live cattle, lean hogs, corn and wheat declined less than the BCOM’s positions on an absolute basis. On a relative basis though, livestock detracted from the Fund’s performance due to significant overweight in the group relative to BCOM, which hurt performance due to the group’s significant decline during the period.

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

Fund Total Returns

The following table presents selected total returns for the Fund and BCOM as of September 30, 2016. Market value and net asset value total returns are based on the change in market value and net asset value, respectively, for a share during the period presented. The total returns presented assume the reinvestment of distributions at market value on the distribution payment date for returns based on market value, and at net asset value on the distribution payment date for returns based on net asset value. The last distribution declared in the period, which is typically paid on the first business day of the following month, is assumed to be reinvested at the market price at the end of the period for total returns based on market value, and at the net asset value at the end of the period for total returns based on net asset value.

	Total Returns as of September 30, 2016
	Cumulative		Average Annual
	3 Months	Year to Date	1 Year	5 Year	Since Inception
Market Value	-5.86%	6.49%	-4.83%	-7.04%	-7.91%
Net Asset Value	-3.19%	7.09%	-3.97%	-8.69%	-6.87%
BCOM	-3.86%	8.87%	-2.58%	-9.37%	-7.80%

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

Commodity Portfolio Composition and Weightings

The table below presents the composition and weightings of the Fund’s TAP PLUSSM strategy (Gresham’s long-only rules-based investment strategy, which uses futures and forward contracts to gain exposure to commodities and options to enhance the Fund’s risk-adjusted total return) and the BCOM as of September 30, 2016. The table below serves as a guide to how the composition and weightings of the Fund’s TAP PLUSSM investment strategy compared to that of the BCOM, a leading commodity market benchmark, as of September 30, 2016.

		Composition
Commodity Group	Commodity	TAP PLUSSM	BCOM
Energy	Crude Oil	20.79%	17.79%
	Heating Oil	7.50%	4.49%
	Natural Gas	6.13%	8.97%
	Unleaded Gas	2.31%	3.85%

		36.73%	35.10%

Industrial Metals	Copper	8.87%	6.76%
	Aluminum	5.41%	4.35%
	Zinc	2.19%	3.25%
	Nickel	1.96%	2.42%
	Lead	0.97%	0.00%

		19.40%	16.78%

Agriculturals	Soybean	5.21%	5.26%
	Corn	3.18%	5.87%
	Wheat	2.68%	3.29%
	Soybean Meal	2.52%	2.65%
	Soybean Oil	1.09%	2.66%

		14.68%	19.73%

Precious Metals	Gold	8.65%	11.48%
	Silver	2.54%	4.84%
	Platinum	0.65%	0.00%
	Palladium	0.58%	0.00%

		12.42%	16.32%

Livestock	Live Cattle	5.40%	2.19%
	Lean Hogs	1.62%	1.25%
	Feeder Cattle	1.51%	0.00%

		8.53%	3.44%

Foods and Fibers	Sugar	3.34%	4.84%
	Coffee	2.36%	2.42%
	Cotton	1.53%	1.37%
	Cocoa	1.01%	0.00%

		8.24%	8.63%

Total		100.00%	100.00%

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

The Fund’s shares trade on the NYSE MKT and shares are not redeemed by the Fund in the normal course of business (although the Manager may decide to do so at its discretion), thereby alleviating the need for the Fund to have liquidity available for possible shareholder redemptions. On December 21, 2011, the Fund announced the adoption of an open-market share repurchase program, pursuant to which it is authorized to repurchase an aggregate of up to 10% of its outstanding common shares as of the authorization date in open-market transactions. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares) in open-market transactions, at the Manager’s discretion. Refer to “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report for details of repurchase activity, if any, during the nine months ended September 30, 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, the Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-

balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Quantitative Disclosure

The Fund is exposed to commodity price risk through the futures and forward contracts and the options on futures and forward contracts that the Fund invests in as part of its investment strategy. These instruments have been entered into for trading purposes. The following table provides information about the Fund’s futures contracts and options on futures contracts, which are sensitive to changes in commodity prices, as of September 30, 2016. The Fund expects to invest only in long futures contracts. Some short futures positions arise in futures contracts traded on the London Metal Exchange (“LME”) solely as the result of closing existing long LME futures positions. For every short LME futures contract held by the Fund, the Fund had previously entered into a long futures contract. As of September 30, 2016, the Fund has not invested in forward contracts.

Futures Contracts

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Contract	Long	December 2016	97	50.1900	1,000	$4,868,430
	ICE Brent Crude Oil Futures Contract	Long	January 2017	96	$50.7500	1,000	4,872,000
	NYMEX Crude Oil Futures Contract	Long	November 2016	114	48.2400	1,000	5,499,360
	NYMEX Crude Oil Futures Contract	Long	January 2017	57	49.4000	1,000	2,815,800
	Heating Oil
	ICE Low Sulphur Gasoil Futures Contract	Long	November 2016	39	447.7500	100	1,746,225
	ICE Low Sulphur Gasoil Futures Contract	Long	December 2016	30	448.2500	100	1,344,750
	NYMEX NY Harbor ULSD Futures Contract	Long	November 2016	53	1.5383	42,000	3,424,256
	Natural Gas
	NYMEX Natural Gas Futures Contract	Long	November 2016	144	2.9060	10,000	4,184,640
	NYMEX Natural Gas Futures Contract	Long	January 2017	35	3.2680	10,000	1,143,800
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Contract	Long	November 2016	20	1.4631	42,000	1,229,004
	NYMEX Gasoline RBOB Futures Contract	Long	January 2017	13	1.4309	42,000	781,271

Industrial Metals	Copper
	COMEX Copper Futures Contract	Long	December 2016	23	2.2105	25,000	1,271,037
	LME Copper Futures Contract	Long	October 2016	53	4,853.0000	25	6,430,225
	Aluminum
	LME Primary Aluminum Futures Contract	Long	October 2016	115	1,664.7500	25	4,786,156
	LME Primary Aluminum Futures Contract	Short	October 2016	2	1,664.7500	25	(83,237)
	Zinc
	LME Zinc Futures Contract	Long	October 2016	16	2,371.0000	25	948,400
	LME Zinc Futures Contract	Long	December 2016	16	2,379.2500	25	951,700
	Nickel
	LME Nickel Futures Contract	Long	October 2016	27	10,536.0000	6	1,706,832
	Lead
	LME Lead Futures Contract	Long	October 2016	16	2,116.7500	25	846,700

Futures Contracts (Continued)

Commodity Group	Contract	Contract Position	Contract Expiration	Number of Contracts	Valuation Price	Contract Multiplier	Notional Amount at Value
Agriculturals	Soybean
	CBOT Soybean Futures Contract	Long	November 2016	95	$9.5400	5,000	$4,531,500
	Corn
	CBOT Corn Futures Contract	Long	December 2016	164	3.3675	5,000	2,761,350
	Wheat
	CBOT Wheat Futures Contract	Long	December 2016	58	4.0200	5,000	1,165,800
	KCBT Wheat Futures Contract	Long	December 2016	56	4.1550	5,000	1,163,400
	Soybean Meal
	CBOT Soybean Meal Futures Contract	Long	December 2016	63	299.6000	100	1,887,480
	CBOT Soybean Meal Futures Contract	Long	January 2017	10	300.2000	100	300,200
	Soybean Oil
	CBOT Soybean Oil Futures Contract	Long	December 2016	47	0.3344	60,000	943,008

Precious Metals	Gold
	CEC Gold Futures Contract	Long	December 2016	57	1,317.1000	100	7,507,470
	Silver
	CEC Silver Futures Contract	Long	December 2016	23	19.2140	5,000	2,209,610
	Platinum
	NYMEX Platinum Futures Contract	Long	January 2017	11	1,034.5000	50	568,975
	Palladium
	NYMEX Palladium Futures Contract	Long	December 2016	7	721.5000	100	505,050

Livestock	Live Cattle
	CME Live Cattle Futures Contract	Long	December 2016	117	1.0013	40,000	4,685,850
	Lean Hogs
	CME Lean Hogs Futures Contract	Long	December 2016	80	0.4398	40,000	1,407,200
	Feeder Cattle
	CME Feeder Cattle Futures Contract	Long	November 2016	22	1.1965	50,000	1,316,150

Foods and Fibers	Sugar
	ICE Sugar Futures Contract	Long	March 2017	80	0.2300	112,000	2,060,800
	ICE Sugar Futures Contract	Long	May 2017	24	0.2216	112,000	595,661
	ICE White Sugar Futures Contract	Long	December 2016	8	597.2000	50	238,880
	Coffee
	ICE Coffee C Futures Contract	Long	December 2016	26	1.5155	37,500	1,477,613
	ICE Coffee C Futures Contract	Long	March 2017	5	1.5490	37,500	290,437
	LIFFE Coffee Robusta Futures Contract	Long	November 2016	14	2,004.0000	10	280,560
	Cotton
	ICE Cotton Futures Contract	Long	December 2016	31	0.6808	50,000	1,055,240
	ICE Cotton Futures Contract	Long	March 2017	8	0.6854	50,000	274,160
	Cocoa
	ICE Cocoa Futures Contract	Long	December 2016	25	2,761.0000	10	690,250
	ICE Cocoa Futures Contract	Long	March 2017	7	2,734.0000	10	191,380

Commodity Call Options Written

Commodity Group	Contract	Contract Expiration	Number of Contracts	Strike Price	Value
Energy	Crude Oil
	ICE Brent Crude Oil Futures Options	December 2016	(97)	$51.00	$(144,530)
	NYMEX Crude Oil Futures Options	October 2016	(86)	47.50	(160,820)
	Heating Oil
	NYMEX NY Harbor ULSD Futures Options	October 2016	(51)	158.00	(76,041)
	Natural Gas
	NYMEX Natural Gas Futures Options	October 2016	(90)	3.20	(28,800)
	Unleaded Gas
	NYMEX Gasoline RBOB Futures Options	October 2016	(16)	148.00	(34,541)

Industrial Metals	Copper
	LME Copper Futures Options	October 2016	(32)	4,850.00	(28,224)
	Aluminum
	LME Primary Aluminum Futures Options	October 2016	(57)	1,650.00	(30,395)
	Zinc
	LME Zinc Futures Options	October 2016	(16)	2,450.00	(1,336)
	Nickel
	LME Nickel Futures Options	October 2016	(14)	11,000.00	(2,248)
	Lead
	LME Lead Futures Options	October 2016	(8)	2,050.00	(13,974)

Agriculturals	Soybean
	CBOT Soybean Futures Options	October 2016	(47)	1,220.00	(294)
	Corn
	CBOT Corn Futures Options	November 2016	(82)	370.00	(8,200)
	Wheat
	CBOT Wheat Futures Options	November 2016	(29)	500.00	(1,088)
	CBOT Wheat Futures Options	November 2016	(28)	490.00	(1,750)
	Soybean Meal
	CBOT Soybean Meal Futures Options	November 2016	(36)	430.00	(900)
	Soybean Oil
	CBOT Soybean Oil Futures Options	November 2016	(23)	36.00	(4,968)

Precious Metals	Gold
	COMEX Gold Futures Options	November 2016	(28)	1,450.00	(6,160)
	Silver
	CEC Silver Futures Options	November 2016	(11)	22.00	(5,225)

Livestock	Live Cattle
	CME Live Cattle Futures Options	December 2016	(76)	114.00	(22,040)
	Lean Hogs
	CME Lean Hogs Futures Options	December 2016	(40)	54.00	(7,600)

Foods and Fibers	Sugar
	ICE Sugar Futures Options	February 2017	(56)	22.50	(131,712)
	Coffee
	ICE Coffee C Futures Options	November 2016	(18)	162.50	(21,127)
	Cotton
	ICE Cotton Futures Options	November 2016	(19)	71.00	(10,165)
	Cocoa
	ICE Cocoa Futures Options	November 2016	(14)	3,250.00	(420)
	ICE Cocoa Futures Options	November 2016	(2)	3,050.00	(240)

CBOT	Chicagao Board of Trade
CEC	Commodities Exchange Center
CME	Chicago Mercantile Exchange
COMEX	Commodities Exchange, Inc.
ICE	Intercontinental Exchange
KCBT	Kansas City Board of Trade
LIFFE	London International Financial Futures Exchange
LME	London Metal Exchange
NY Harbor ULSD	New York Harbor Ultra-Low Sulfur Diesel
NYMEX	New York Mercantile Exchange
RBOB	Reformulated Gasoline Blendstock for Oxygen Blending

The Fund also invests the assets held as collateral for its investments in commodity futures and forward contracts in cash equivalents, U.S. government securities, and other short-term, high-grade debt securities, which exposes the Fund to interest rate risk. These instruments are deemed to be entered into for non-trading purposes, with an emphasis on current income, liquidity and preservation of capital. As of September 30, 2016, the Fund held U.S. Treasury bills worth $71,523,784 with a total par value of $71,600,000 and a repurchase agreement worth $1,292,455.

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

a) None.

b) The Fund did not issue new shares within the nine month period ended on September 30, 2016.

c) On December 21, 2011, the Fund adopted an open-market share repurchase program pursuant to which it was authorized to repurchase an aggregate of up to 10% of its outstanding common shares (approximately 920,000 shares) in open-market transactions at the Manager’s discretion. On March 6, 2014, the Fund reauthorized its share repurchase program, pursuant to which it may repurchase an aggregate of up to 10% of its outstanding common shares as of the reauthorization date (approximately 920,000 shares). During the nine month period ended September 30, 2016, the Fund did not repurchase any shares. A cumulative total of 220,000 shares have been repurchased through the repurchase program described above. No shares have been repurchased outside of the program described.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on November 8, 2016.

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

Nuveen Commodities Asset Management, LLC

Manager of Registrant

/s/ William Adams IV
President (Principal Executive Officer) November 8, 2016

/s/ Stephen D. Foy
Chief Financial Officer (Principal Financial and Accounting Officer) November 8, 2016